Form 10QSB
period 2001-06-30
TEL ONE INC
filed 2001-08-14
CIK 1130941

TEL-ONE INC



                             Filing Type:    10QSB
                             Description:    Quarterly Report
                             Filing Date:    Aug 14, 2001
                             Period  End:    Jun 30, 2001


                        Primary Exchange:    N/A
                                  Ticker:    N/A

TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 8/14/2001
-------------------------------------------------------------------------------

                                Table of Contents





                                 10QSB OTHERDOC

PART I                                                                         5
Item 1                                                                         5
Balance Sheet                                                                  6
Income Statement                                                               7
Cash Flow Statement                                                            8
Item 2                                                                        13
PART II                                                                       16

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-53050

                                 TEL-ONE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Florida                                               59-3680738
(State Of Incorporation)                                       (IRS Employer
                                                             Identification No.)


5414 WEST CRENSHAW STREET
TAMPA, FLORIDA                                                          33634
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 496-1149


Indicate by check mark whether the Registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---   ---

AS OF AUGUST 1, 2001, 10,080,000 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

Part  I  -  FINANCIAL  STATEMENTS

Item  1:  Financial  Statements


The accompanying unadited financial statements of Tel-One, Inc. (Tel-One) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six months and three months periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Index  to  Financial  Statements

     Balance  sheets as of June 30, 2001 (unaudited), and December 31,
     2000                                                                    F-1

     Statements  of  operations  for  the  six-months and three months ended  June  30,  2001,  and for the period from November 3, 2000
v(inception)  to  June  30,  2001.                                           F-2

     Statements  of  cash  flows  for  the six-months and three months ended  June  30,  2001,  and for the period from November 3, 2000
     (inception)  to  June  30,  2001.                                       F-3

     Statements  of  stockholders' equity for the period from November
     3,  2000  (inception)  to  June  30,  2001.                             F-4

Notes to Financial Statements                                                F-5

                                    TEL-ONE, INC.
                             (A Development Stage Company)
                                     BALANCE SHEETS


                                         ASSETS


                                                      (Unaudited)
                                                       June 30,         December 31,
                                                         2001               2000
                                                   -----------------  -----------------
Current Assets
    Cash                                           $            575   $            989
    Accounts Receivable                                       5,710                  -
                                                   -----------------  -----------------

        Total Current Assets                                  6,285                989
                                                   -----------------  -----------------

Other Assets
    Deferred Offering Costs                                  47,080             14,809
                                                   -----------------  -----------------

        Total Other Assets                                   47,080             14,809
                                                   -----------------  -----------------

        Total Assets                               $         53,365   $         15,798
                                                   =================  =================


Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
    Accounts Payable                               $         58,460   $         14,809
    Accrued Payroll & Sales Taxes                               584                  -
    Loan From Stockholder                                    37,600                  -
                                                   -----------------  -----------------

        Total Current Liabilities                            96,644             14,809
                                                   -----------------  -----------------

Stockholders' Equity (Deficit)
 Common Stock, $.0001 Par Value,
100,000,000  Shares Authorized, 10,000,000
Shares Issued And          Outstanding.                       1,000              1,000
    Paid-In Capital                                         385,077            365,594
    Contract Receivable For Stock Issued                   (358,491)          (362,019)
                                                   -----------------  -----------------
Deficit Accumulated During The
Development Stage                                           (70,865)            (3,586)

             Total Stockholders' Equity (Deficit)           (43,279)               989
                                                   -----------------  -----------------

Total Liabilities And
Stockholders' Equity (Deficit)                     $         53,365   $         15,798
                                                   =================  =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  TEL-ONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                             Three-Months        From Inception
                                      Six-Months Ended           Ended                 to
                                          June 30,             June 30,             June 30,
                                            2001                 2001                 2001
                                     -------------------  -------------------  ------------------
REVENUES                             $            7,336   $            7,336   $           7,336

COST OF SALES                                     2,350                2,350               2,350
                                     -------------------  -------------------  ------------------

GROSS PROFIT                                      4,986                4,986               4,986

OPERATING EXPENSES
     Legal & Professional Fees                    3,500                3,500               4,783
     Amortization Expense                             -                    -               2,500
     Salaries And Benefits                       41,632               29,181              41,632
     Administrative Expenses                     27,133               23,905              26,936
                                     -------------------  -------------------  ------------------

           TOTAL OPERATING EXPENSES              72,265               56,586              75,851
                                     -------------------  -------------------  ------------------

 NET LOSS                            $          (67,279)  $          (51,600)  $         (70,865)
                                     ===================  ===================  ==================

EARNINGS PER COMMON SHARE
      Basic                          $             (.01)  $             (.01)  $            (.01)
                                     ===================  ===================  ==================

      Fully Diluted                  $             (.01)  $              Nil   $            (.01)
                                     ===================  ===================  ==================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
      Basic                                  10,000,000           10,000,000           9,916,667
                                     ===================  ===================  ==================

      Fully Diluted                          11,000,000           11,000,000          10,916,667
                                     ===================  ===================  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  TEL-ONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                Six-Months       Three-Months      From Inception
                                                  Ended              Ended               to
                                                 June 30,          June 30,           June 30,
                                                   2001              2001               2001
                                             ----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                     $       (67,279)  $        (51,600)  $       (70,865)
Adjustments To Reconcile Net Loss To Cash
Used In Operating Activities:
Amortization                                               -                  -             2,500
     Donated Services                                 17,342              7,968            17,342

Decrease (Increase) In Current Assets
    Accounts Receivable                               (5,710)            (5,710)           (5,710)

Increase (Decrease) In Current Liabilities:
Accounts Payable                                      43,651             32,498            58,460
Accrued Expenses                                         584                142               584
                                             ----------------  -----------------  -----------------
Total Adjustments                                     55,867             34,898            73,176
                                             ----------------  -----------------  -----------------

Net Cash (Used) Provided By
       Operating Activities                          (11,412)           (16,702)            2,311
                                             ----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                 -                  -                 -
                                             ----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES
     Deferred Offering Costs                         (32,271)           (20,314)          (47,080)
     Loan From Stockholder                            37,600             32,850            37,600
     Capital Contribution                              2,141                  -             4,216
     Collection Of Contract For Stock Sale             3,528              3,528             3,528
                                             ----------------  -----------------  -----------------

     Net Cash Provided (Used) By
            Financing Activities                      10,998             16,064            (1,736)
                                             ----------------  -----------------  -----------------

 NET (DECREASE) INCREASE IN CASH                        (414)              (638)              575

CASH, BEGINNING OF PERIOD                                989              1,213                 -
                                             ----------------  -----------------  -----------------

CASH, END OF PERIOD                          $           575   $            575   $           575
                                             ================  =================  =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       TEL-ONE, INC.
                              (A Development Stage Company)
                            STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM NOVEMBER 3, 2000 (INCEPTION) TO JUNE 30, 2001

                                                                   ACUMULATED
                                                                    DEFICIT
                                                                   DURING THE
                                     COMMON STOCK     PAID-IN      DEVELOPMENT
                                   SHARES    AMOUNT   CAPITAL         STAGE            TOTAL
                                 ----------  -------  --------  -----------------  -------------
BALANCE, NOVEMBER 3, 2000
(INCEPTION)                               -  $     -  $      -  $              -   $          -

COMMON STOCK ISSUED TO GLC
CARA, INC. IN EXCHANGE FOR
ORGANIZATION EFFORTS              2,500,000      250     1,000                 -          1,250

COMMON STOCK ISSUED TO SEB
CAPITAL, INC. IN EXCHANGE FOR
ORGANIZATION EFFORTS.             2,500,000      250     1,000                 -          1,250

ISSUANCE OF COMMON STOCK TO
TELECOM RESPONSE, INC. IN
EXCHANGE FOR CONTRACT RIGHTS      5,000,000      500   361,519                 -        362,019

CONTRACT RECEIVABLE DUE FOR
STOCK ISSUED                              -        -         -                 -       (362,019)

CAPITAL CONTRIBUTED BY W. KRIS
BROWN, STOCKHOLDER                        -        -     1,000                 -          1,000

CAPITAL CONTRIBUTION BY GLC
CARA, INC., STOCKHOLDER                   -        -     1,075                 -          1,075

NET LOSS DURING PERIOD                    -        -         -            (3,586)        (3,586)
BALANCE,
    DECEMBER 31, 2000            10,000,000    1,000   365,594            (3,586)           989
                                 ----------  -------  --------  -----------------  -------------

CAPITAL CONTRIBUTION BY SEB
CAPITAL, INC., AND GLC CARA,
INC., STOCKHOLDERS                        -        -     2,141                 -          2,141

DONATED SERVICES BY KRIS
BROWN AND CHUCK WILLIAMS                  -        -    17,342                 -         17,342

COLLECTION ON CONTRACT RIGHTS             -        -         -                 -          3,528

NET LOSS DURING PERIOD                    -        -         -           (67,279)       (67,279)
                                 ==========  =======  ========  =================  =============
BALANCE, JUNE 30,
    2001                         10,000,000  $ 1,000  $385,077  $        (70,865)  $    (43,279)
                                 ==========  =======  ========  =================  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTE  A  -  NATURE  OF  OPERATIONS

Tel-One, Inc., a Florida corporation organized on November 3, 2000, ("Tel-One"), is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital, establishing its accounting systems and other administrative functions.

Tel-One's strategy will be to provide quick, efficient and affordable project management and technical services on complex telephony projects and plans, such as product evaluations, systems and network design, project implementation, onsite installation services, database design and input, testing and quality assurance primarily to Fortune 2000 companies throughout the country.


NOTE  B  -  BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

                            Cash and Cash Equivalents
                            -------------------------

For purposes of the statement of cash flows, Tel-One considers amounts held by financial institutions and short term investments with an original maturity of 90 days or less to be cash and cash equivalents.

                             Deferred Offering Costs
                             -----------------------

Deferred offering costs, consisting of legal, accounting and filing fees relating the Tel-One's offering were capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned by Tel-One, the deferred offering costs will be expensed.

                                Use of Estimates
                                ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

                                Advertising Costs
                                -----------------

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

                                  Income Taxes
                                  ------------

Tel-One records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Tel-One has an accumulated loss of $70,865 for income tax purposes, which can be used to offset future taxable income through 2015. The potential tax benefit of this loss is estimated as follows:

                  Future  tax  benefit          $         22,700
                  Valuation  allowance                   (22,700)
                                                ----------------
                  Future  tax  benefit          $              -
                                                ================

As of June 30,2001, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

                          Concentration of Credit Risk
                          ----------------------------

Financial instruments, which potentially expose Tel-One to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of contract receivable and accounts receivable.

Tel-One purchased the rights to the contract receivable, net of cost, derived from the fulfillment of services and product delivery required by contract requirements to the State of Florida Government Centrex Contract. Tel-One is exposed to credit risk relating to the fulfillment and collection on this contract. Generally, contracts with governmental entities have low credit risk characteristics. No significant concentration of credit risk exists due to the current size of the accounts receivable.

                               Earnings per Share
                               ------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which provides for the calculation of Basic and Diluted earnings per share.

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

                         ------------------------------

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity.

Tel-One adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share include the 1,000,000 common shares being registered by Tel-One as though they were outstanding for the entire period.


NOTE  D  -  CONTRACT  RECEIVABLE

On November 7, 2000, Tel-One issued 5,000,000 shares of its $.0001 par value common stock to Telecom Response, Inc., an unrelated entity, in exchange for the rights to a contract receivable, net of cost, derived from the fulfillment of services and product delivery required by the contract under the State of Florida Government Centrex Contract identified as contract number 730-030-99-1. This contract commenced August 4, 1998 by and between the State of Florida and Telecom Response, Inc., and has an initial term expiration date of January 1, 2003.

The value of the contract rights was negotiated between the management of the respective companies. Essentially, the value was determined based on the present value of the projected income stream, net of costs, expected to be received under the contract through its initial expiration date. Telecom Response, Inc. has the responsibility to perform all services and make products delivery to the State of Florida under the Centrex Contract on an ongoing basis as those services and products are required. During the term of the agreement through January 1, 2003, Telecom Response will invoice for these services and products, and collect the resulting accounts receivable from the State of Florida. Upon collection of the receivables, Telecom Response, Inc. will remit to Tel-One the amount of the collection, net of costs and expenses as contractually agreed. Amounts due to Tel-One will be settled quarterly. The first payment of $3,528, resulting from services and products delivery under the Centrex contract, was received by Tel-One during the quarter. An additional amount of $17,374 is due for the quarter ended September 30, 2001. Tel-One will account for any difference received under this arrangement with Telecom Response, Inc. estimated at $362,019, as an adjustment to the selling price of the underlying common shares, either as an increase or decrease in paid-in capital.

Tel-One recorded the transaction similar to a stock subscription, therefore the amount receivable under this agreement, less collections during the quarter, has been shown as a reduction of stockholders' equity of Tel-One.

NOTE  E  -  LOAN  FROM  SHAREHOLDER

During the quarter ended June 30, 2001, the majority shareholder of Tel-One made advances to Tel-One totaling $32,850 and the balance due to the shareholder at June 30, 2001 was $37,600. The indebtedness is not evidenced by an interest bearing promissory note.


NOTE  F  -  STOCK  REGISTRATION

Tel-One is in the process of filing a registration statement with the Securities and Exchange Commission to register 1,000,000 shares of its $.0001 par value common stock, and to register 3,000,000 shares in behalf of its shareholders. In connection with this registration, Tel-One incurred deferred offering costs of $47,080 though June 30, 2001, consisting of legal and accounting expenses and costs.

As of August 1, 2001, Tel-One had sold 80,000 of the registered shares of common stock at $2.00 per share for total proceeds of $160,000. The proceeds will be used for general business purposes.


NOTE  G  -  DONATED  SERVICES

During the quarter ended June 30, 2001, Kris Brown and Chuck Williams, president and secretary of Tel-One respectively, performed services on behalf of the Tel-One with a fair value of $7,968. The donated value of these services was recorded as contributed capital.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATIONS

When used in this Form 10-QSB and in future filings by Tel-One with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "Tel-One expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Tel-One has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

                                  Introduction
                                  ------------

Tel-One is engaged in the telecommunication business as an interconnect and management services company. The current core business of Tel-One, Inc. is to provide project management services and products for commercially viable enterprises that are in need of telecom management and service support that could be the basis from which we might produce revenues


This business approach includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.


We  plan  to  develop  the business plan over the next twelve months and beyond.
--------------------------------------------------------------------------------

There is no assurance that a commercially viable market exists in this planned business approach. We will not know this until sufficient and appropriate marketing is done.

Results  of  Operations
-----------------------

We have had revenues of $7,336.00 to date. We expect to incur substantial expenses in the near future while implementing our business plan and launching our sales and marketing program before we realize any significant revenues from our efforts.

Because we are in the very early stages of implementing our business plan, we cannot indicate now if we will ever be profitable.

Plan  of  Operation
-------------------

Management does believe that the Company will be able to generate substantial revenues during the coming year, management does not believe the company will generate any profit until sometime in Calendar Year 2002, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next six months, during this developmental process.

On November 7, 2000, Tel-One contracted with Telecom Response, Inc. ("TRI") to receive the net of cost proceeds from a Florida Centrex agreement that exists between TRI and the State of Florida. Consideration for this contract was the issuance of 5,000,000 Tel-One common shares to TRI.

Obligations by the parties to the Florida Centrex agreement must be performed on the basis of "time is of the essence." If TRI is in default, after stipulated cure periods, then Tel-One may require TRI to transfer and convey to it all of the TRI right, title and interest in and to the agreement to which relates as the sole remedy.

Because of the uncertainties associated with its line of business. Tel-One will continually assess its likelihood of success in that line of business, and will consider significant adjustments to the Tel-One business plan in response to its assessments. Adjustments of the business plan may include seeking different types or suppliers of products, finding new telecommunications technologies to investigate, abandoning the current marketing plan, and investigating alternative business strategies that may or may not be within the Telecommunications industry.

Selected  Financial  Data
-------------------------

Because Tel-One is a development stage company, selected financial data would not be meaningful. Reference is made to the financial statements of Tel-One included elsewhere in the document.

Three  Months  and  Six  Months  Ended  June  30,  2001
-------------------------------------------------------

Tel-One did not conduct any business during the first and second quarter of 2001that resulted in substantial revenue. All activities in the first and second quarter were devoted to conducting financing activities to obtain working capital and completing a registration statement under the securities act of 1933 on form SB-2.

For the six months ended June 30, 2001, Tel-One incurred general and administrative expenses of $72,265. These expenses were principally salaries, advertising, travel, insurance and professional fees including legal and accounting costs. The total expenses resulted in a loss for the six months ended June 30, 2001 of $67,279. Tel-One also incurred $20,314 in deferred offering costs associated with its registration on form SB-2 with the securities and exchange commission. Funding of these expenses was from working capital and deferred costs associated with the SB-2 filing.

Significant financial changes worth highlighting from the previous quarter financial presentation are the following.

Revenues increased $7,336.00 from zero as a result of securing project managements services for new accounts.

Advertising expenses of $12,440 were incurred to increase the expense category from $2,552 reported for March 31, 2001 to $14,992 for the current period. These expenses resulted from the production of corporate brochures, marketing material and web site development.

Salary expenses increased by $20,000 from March 31, 2001 to June 30,2001 to $23,077 as a result one full time employee who was hired to generate revenue from project management services provided.

Officer salaries increased by $7,968 from March 31, 2001 to June 30, 2001 to $17,342 as a result of the efforts of part time work contributed to the firm from the president W. Kris Brown and secretary Chuck Williams.

Fiscal  Year  2000
------------------

Tel-One did not conduct any business during 2000 that resulted in revenues. All of its activities during 2000 were devoted to establishing a business plan, setting up a corporate structure, and conducting financing activities to obtain initial working capital.

During 2000, Tel-One incurred general and administrative expenses of $3,586. These expenses were principally the costs associated with professional fees, and consulting fees. The total expenses resulted in a loss for the fiscal year ended December 31, 2000 of $3,586. Funding of these expenses was from working capital and the issuance of common stock.

Liquidity  and  Capital  Resources
----------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stock. As of August 1, 2001, Tel-One sold 80,000 registered shares at $2.00 per share, resulting proceeds to Tel-One in the amount of $160,000.

The working capital deficiency of Tel-One at June 30, 2001 was $90,359. Subsequent to June 30, 2001, the working capital requirements of Tel-One is planned to be funded by the sale of securities.

Tel-One is seeking additional financing by selling a minimum of 300,000 common shares on a "Best Efforts" basis relating to an SB-2 filing with the U.S.
Securities and Exchange Commission that became effective June 22, 2001. The proceeds thereof are essential for Tel-One to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. Tel-One currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Tel-One will be able to develop sources of financing in the future.
Without this funding, the Company will be unable to move its business plan further.

Market  For  Company's  Common  Stock
-------------------------------------


The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

There is currently no Common Stock that is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Part  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

          None.

Item  2.  Changes  in  Securities

          None.

Item  3.  Defaults  Upon  Senior  Securities
          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          None.

Item  5.  Other  Information

          None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

            (a)  Exhibits  Filed.

                       None.

            (b)  Reports  on  Form  8-K.

                       None.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tel-One,  INC.


Dated:   August  14,  2001                  /s/  W.  Kris  Brown
                                            --------------------------
                                            W.  Kris  Brown
                                            Director