Form 10QSB
period 2001-09-30
TEL ONE INC
filed 2001-11-14
CIK 1130941

TEL-ONE INC



                           FILING TYPE:     10QSB
                           DESCRIPTION:     QUARTERLY REPORT
                           FILING DATE:     NOVEMBER 14, 2001
                           PERIOD  END:     SEPTEMBER 30, 2001


                      PRIMARY EXCHANGE:     OTCBB
                                TICKER:     TLON

TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                 10QSB OTHERDOC


PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
Item 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
Accountants Report. . . . . . . . . . . . . . . . . . . . . . . . .      5
Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
Income Statement. . . . . . . . . . . . . . . . . . . . . . . . . .      7
Income Statement2 . . . . . . . . . . . . . . . . . . . . . . . . .      7
Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . . . .      8
Item 2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 3. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 4. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 5. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-53050

                                  TEL-ONE, INC.
                                  -------------

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X     NO
   ---       ---

AS OF OCTOBER 31, 2001, 10,300,000 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                         PART I - FINANCIAL INFORMATION

ITEM  1:  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Tel-One, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine months and three months periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

INDEX TO FINANCIAL STATEMENTS

     Accountants'  compilation  report                                       F-1

     Balance  sheets as of September 30, 2001 (unaudited),
        and December 31, 2000                                                F-2

     Statements  of  operations  for  the  nine  months  and
       three months ended September 30, 2001.                                F-3

     Statements  of  cash  flows  for  the  nine  months  and
       three months ended September 30, 2001.                                F-4

     Statements  of  stockholders'  equity  for the nine months
       and three months ended September 30, 2001.                            F-5

     Notes to financial statements                                   F-6 to F-10

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                         ACCOUNTANTS' COMPILATION REPORT
                         -------------------------------




To the Board of Directors
Tel-One, Inc.
Tampa, Florida

We have compiled the accompanying balance sheet of Tel-One, Inc. as of September 30, 2001 and the related statement of operations, cash flows and stockholders' equity for the three months and nine months then ended. The compilations are in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The balance sheet of Tel-One, Inc. as of December 31, 2000 was audited by us previously in a report dated April 27, 2001, which expressed an unqualified opinion.


     /S/ BAUMANN, RAYMONDO & COMPANY, P.A.
------------------------------------------

BAUMANN, RAYMONDO & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
TAMPA, FLORIDA
NOVEMBER 8, 2001

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                    TEL-ONE, INC.
                                    -------------
                                    BALANCE SHEETS
                                    --------------

                                        ASSETS
                                                     (UNAUDITED)
                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        2001               2000
                                                  -----------------  -----------------
CURRENT ASSETS
    Cash                                          $        313,818   $            989
    Accounts receivable                                    100,000                  -
    Inventory                                                1,390                  -
    Prepaid expenses & others                               10,336                  -
                                                  -----------------  -----------------
        Total current assets                               425,544                989
                                                  -----------------  -----------------

PROPERTY & EQUIPMENT, net of
    accumulated depreciation                                 4,728                  -
                                                  -----------------  -----------------

OTHER ASSETS
    Deferred offering costs                                      -             14,809
                                                  -----------------  -----------------
             Total other assets                                  -             14,809
                                                  -----------------  -----------------

        TOTAL ASSETS                              $        430,272   $         15,798
                                                  =================  =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Accounts payable                              $         60,858   $         14,809
    Accrued payroll & sales taxes                            1,752                  -
                                                  -----------------  -----------------
             Total current liabilities                      62,610             14,809
                                                  -----------------  -----------------

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 100,000,000
shares authorized, 10,000,000 shares issued and
outstanding (10,300,000 at September 30, 2001)               1,030              1,000
     Paid-in capital                                       937,967            365,594
     Contract receivable for stock issued          (       358,491)   (       362,019)
     Retained deficit                              (       212,844)   (         3,586)
                                                  -----------------  -----------------
             Total stockholders' equity                    367,662                989
                                                  -----------------  -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $        430,272   $         15,798
                                                  =================  =================

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                                  -------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                         NINE MONTHS          THREE MONTHS
                                            ENDED                ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                            2001                  2001
                                     -------------------  --------------------
REVENUES                             $          163,156   $           155,819

COST OF REVENUES                                 73,686                71,336
                                     -------------------  --------------------

GROSS PROFIT                                     89,470                84,483

OPERATING EXPENSES
    Advertising                                  24,097                 8,965
    Computer expense                              7,457                 7,084
    Insurance                                     8,756                 7,544
    Legal & professional fees                    14,644                10,936
    Office expenses                               6,557                 5,872
    Rent                                         12,055                12,055
    Salaries and benefits                       176,886               136,465
    Seminars                                     15,211                15,211
    Taxes & licenses                             12,883                11,012
    Administrative expenses                      21,718                12,854
                                     -------------------  --------------------
           Total operating expenses             300,264               227,998
                                     -------------------  --------------------

 (LOSS) FROM OPERATIONS                 (       210,794)     (        143,515)

OTHER INCOME
     Interest and other income                    1,536                 1,536
                                     -------------------  --------------------
 NET LOSS                            $  (       209,258)  $  (        141,979)
                                     ===================  ====================

EARNINGS PER COMMON SHARE
      Basic                          $  (          0.02)    $(           0.01)
                                     ===================  ====================

      Fully diluted                  $  (          0.02)  $  (           0.01)
                                     ===================  ====================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
      Basic                                  10,043,796            10,130,435
                                     ===================  ====================

      Fully diluted                          10,130,435            10,130,435
                                     ===================  ====================

    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                                  -------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                      NINE MONTHS         THREE MONTHS
                                                         ENDED               ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                          2001                2001
                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (      209,258)  $  (      141,979)
  Adjustments to reconcile net loss to cash used
  in operating activities:
    Amortization                                                 121                 121
    Donated services                                          17,342                   -
  Decrease (increase) in current assets
    Accounts receivable                               (      100,000)     (       94,290)
    Inventory                                         (        1,390)     (        1,390)
    Prepaid expenses & others                         (       10,336)     (       10,336)
  Increase (decrease) in current liabilities:
    Accounts payable                                          46,049               2,398
    Accrued expenses                                           1,752               1,168
                                                   ------------------  ------------------
      Total adjustments                               (       46,462)     (      102,329)
                                                   ------------------  ------------------
  Net cash (used) provided by operating activities    (      255,720)     (      244,308)
                                                   ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                            (4,849)     (        4,849)
                                                   ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred offering costs                             (       32,271)                  -
  Proceeds from stock sale                                   600,000             600,000
  Loan from stockholder                                       57,200              19,600
  Repayment of stockholder's loans                    (       57,200)     (       57,200)
  Capital contribution                                         2,141                   -
  Collection of contract for stock sale                        3,528                   -
                                                   ------------------  ------------------
  Net cash provided by financing activities                  573,398             562,400
                                                   ------------------  ------------------

 NET INCREASE IN CASH                                        312,829             313,243

CASH, BEGINNING OF PERIOD                                        989                 575
                                                   ------------------  ------------------
CASH, END OF PERIOD                                $         313,818   $         313,818
                                                   ==================  ==================

    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001


                                  TEL-ONE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   COMMON STOCK      PAID-IN    RETAINED
                                 SHARES    AMOUNT    CAPITAL    DEFICIT      TOTAL
                               ----------  -------  ---------  ----------  ----------
BALANCE,
    JANUARY 1, 2001            10,000,000  $ 1,000  $365,594   $  (3,586)  $     989

Capital contribution by SEB
 Capital, Inc., and GLC Cara,
 Inc., stockholders                     -        -     2,141           -       2,141

Donated services by Kris
  Brown and Chuck Williams              -        -     9,374           -       9,374

Net loss during period                  -        -         -     (15,679)    (15,679)
                               ----------  -------  ---------  ----------  ----------

BALANCE, MARCH 31,
2001                           10,000,000    1,000   377,109     (19,265)     (3,175)

Donated services by Kris
  Brown and Chuck Williams              -        -     7,968           -       7,968

Collection on contract rights           -        -         -           -       3,528

Net loss during period                  -        -         -     (51,600)    (51,600)
                               ----------  -------  ---------  ----------  ----------
BALANCE, JUNE 30, 2001         10,000,000    1,000   385,077     (70,865)    (43,279)

Sale of common stock for
  cash                            300,000       30   600,000           -     600,000

Offering costs associated
  with the sale of stock                -        -   (47,080)          -     (47,080)

Net loss during period                  -        -         -    (141,979)   (141,979)
                               ----------  -------  ---------  ----------  ----------
BALANCE, SEPTEMBER
30,  2001                      10,300,000  $ 1,030  $937,967   $(212,844)  $ 367,662
                               ==========  =======  =========  ==========  ==========

    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.

                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE  A  -  NATURE  OF  OPERATIONS

Tel-One, Inc., a Florida corporation organized on November 3, 2000, ("Tel-One") was a development stage company since its inception to June 30, 2001 devoting most of its efforts to developing its business plan, issuing common stock, raising capital, establishing its accounting systems and other administrative functions. During the three months period ended September 30, 2001, Tel-One generated considerable revenues and therefore no longer considered a development stage company.

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

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statement of cash flows, Tel-One considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

DEFERRED OFFERING COSTS
-----------------------

Deferred offering costs, consisting of legal, accounting and filing fees relating the Tel-One's offering was capitalized. The deferred offering costs were offset against offering proceeds.

USE  OF  ESTIMATES
------------------

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

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


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

Since its inception, Tel-One has an accumulated loss of $209,258 for income tax purposes, which can be used to offset future taxable income through 2015. The potential tax benefit of this loss is estimated as follows:

                Future tax benefit                    $        66,960
                Valuation allowance                           (66,960)
                                                      ----------------
                Future tax benefit                    $             -
                                                      ================

As of September 30, 2001, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments, which potentially expose Tel-One to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of contract receivable and accounts receivable.

Tel-One purchased the rights to the contract receivable, net of cost, derived from the fulfillment of services and product delivery required by contract requirements to the State of Florida Government Centrex Contract and from normal trade accounts receivable. Tel-One is exposed to credit risk relating to the fulfillment and collection on this contract. Generally, contracts with governmental entities have low credit risk characteristics. No significant concentration of credit risk exists due to the current size of the accounts receivable.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE  C  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Tel-One adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share. Presently, Tel-One has no agreements to issue additional shares of their $0.001 par value common stock.


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

The value of the contract rights was negotiated between the management of the respective companies. Essentially, the value was determined based on the present value of the projected income stream, net of costs, expected to be received under the contract through its initial expiration date. Telecom Response, Inc. has the responsibility to perform all services and make products delivery to the State of Florida under the Centrex Contract on an ongoing basis as those services and products are required. During the term of the agreement through January 1, 2003, Telecom Response will invoice for these services and products, and collect the resulting accounts receivable from the State of Florida. Upon collection of the receivables, Telecom Response, Inc. will remit to Tel-One the amount of the collection, net of costs and expenses as contractually agreed. Amounts due to Tel-One are settled after the end of each quarter. An amount of $17,374 is due for the three months ended September 30, 2001.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

NOTE  D  -  CONTRACT  RECEIVABLES  (CONTINUED)

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


NOTE  E  -  LOAN  FROM  SHAREHOLDER

During the three months ended September 30, 2001, the majority shareholder of Tel-One made advances to Tel-One totaling $19,600. The balance previously due to the shareholder at June 30, 2001 was $37,600. The indebtedness is not evidenced by an interest bearing promissory note. During the three months ended September 30, 2001, Tel-One repaid the loan in full using proceeds of its stock offering.


NOTE  F  -  RELATED  PARTY  TRANSACTIONS

During the three months ended September 30, 2001, Tel-One made sales to Telecom Response, Inc., ("TRI"), a related company through common ownership and management, amounting to $61,855, which remains outstanding and included in trade accounts receivable.

During the three months ended September 30, 2001, Tel-One also made purchases of equipment for sale to customers in the amount of $36,000 from TRI. Effective July 1, 2001, Tel-One also entered into a lease agreement through April 30, 2002, for its executive offices and warehouse at $2,859 per month. In addition, TRI paid certain expenses in behalf of Tel-One amounting to $12,425. At September 30, 2001, $3,322 remains due to TRI, and included in trade accounts payable.


NOTE  G  -  STOCK  REGISTRATION

Tel-One filed a registration statement with the Securities and Exchange Commission to register 1,000,000 shares of its $.0001 par value common stock, and to register 3,000,000 shares in behalf of its shareholders. The offering was declared effective June 22, 2001. In connection with this registration, Tel-One incurred deferred offering costs of $47,080, consisting of legal and accounting expenses and costs, which were offset against the proceeds of the offering.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                                  TEL-ONE, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE  G  -  STOCK  REGISTRATION  (CONTINUED)

As of August 22, 2001, Tel-One had sold 300,000 shares of common stock at $2.00 per share. The proceeds of $600,000 will be used for general business purposes.

On August 16, 2001, Tel-One filed a post-effective amendment to its registration statement removing from registration the remaining 700,000 shares that were unsold at the end of the offering. All other provisions of the registration statement as filed remain in effect.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

ITEM  2.
--------

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATIONS
-----------------------------------------------------------------

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

INTRODUCTION
------------

Our Company is engaged in the telecommunication business as an interconnect and management services company. The current core of our business is to provide project management services and products for commercially viable enterprises that are in need of telecom management and service support that could be the basis from which we might produce revenues

This business approach includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

We began to develop the first phase of our business before completing our common stock offering, which netted $552,920 after offering costs of $47,080, and will continue to develop the business plan over the next twelve months and beyond.

There is no assurance that a commercially viable market exists in this planned business approach. We will not know this until sufficient and appropriate marketing is done.

RESULTS  OF  OPERATIONS
-----------------------

We have had revenues of $163,156 to date, of which $155,819 was realized during the three months ended September 30, 2001. This increase in revenue resulted from the implementation of the first phase of our business plan. During these three months we also incurred substantial expenses as we began implementing our business plan and launching our sales and marketing program.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

We anticipated that a continued level of expenses would be required to continue to develop our marketing plan, with a commensurate increase in revenues from our efforts.

Because we are in the very early stages of implementing our business plan, we cannot indicate now if we will ever be profitable.


PLAN  OF  OPERATION
-------------------

Management does not believe that we will be able to generate substantial revenues during the current year to become profitable given the substantial level of expenses required to launch our business plan. Our management does not believe we will generate any profit until sometime in Calendar Year 2002, as developmental and marketing costs will most likely exceed any anticipated revenues.

The management of our Company believes it has enough monies to sustain itself for the next six months. In the meantime we continue to explore additional sources of funding.

On November 7, 2000, we contracted with Telecom Response, Inc. ("TRI") for the rights to receive the proceeds, net of cost and expenses, from a Florida Centrex agreement that exists between TRI and the State of Florida. The consideration paid for these rights was the issuance of 5,000,000 Tel-One common shares to TRI.

Obligations by the parties to the Florida Centrex agreement must be performed on the basis of "time is of the essence." If TRI is in default, after stipulated cure periods, then Tel-One may require TRI to transfer and convey to it all of the TRI rights, title and interest in, and to the Florida Centrex agreement to which relates, as the sole remedy.

Because of the uncertainties associated with our line of business, we will continually assess its likelihood of success in that line of business, and will consider significant adjustments to our business plan in response to its assessments. Adjustments of the business plan may include seeking different types or suppliers of products, finding new telecommunications technologies to investigate, abandoning the current marketing plan, and investigating alternative business strategies that may or may not be within the Telecommunications industry.

The following selected financial data, as of September 30, 2001, and for the nine months and three months then ended have been extracted from the unaudited financial statements of Tel-One, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, Tel-One's financial statements and accompanying notes.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

                            SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                              AS OF AND FOR THE
                           NINE MONTH PERIOD             THREE MONTHS PERIOD
                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30.
                           ----------------------------  --------------------------
INCOME STATEMENT
                                           Percentage                  Percentage
                               2001       of Net Sales      2001      of Net Sales
                           ------------  --------------  -----------  -------------
Revenue                    $   163,156             100%  $  155,819            100%
Cost of revenues           $    73,686              45%  $   71,336             46%
Gross profit               $    89,470              55%  $   84,483             54%
Operating expenses         $   300,264           (184%)  $  227,998          (146%)
Loss before other income   $ ( 210,794)          (129%)  $( 143,515)         ( 92%)
Other income               $     1,536               1%  $    1,536              1%
Net loss                   $ ( 209,258)          (128%)  $ (141,979)          (91%)

Net loss per share,
  Basic and fully diluted  $     (0.02)                  $    (0.01)

BALANCE SHEET:
                         SEPTEMBER 30, 2001       DECEMBER 31, 2000
                         ------------------       -----------------
Current assets           $          425,544       $             989
Current liabilities      $           62,610       $          14,809
Working capital          $          362,934       $        (13,820)
Property & equipment     $            4,728       $               -
Total assets             $          430,272       $          15,798
Stockholders' equity     $          367,662       $             989

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

THREE  MONTHS  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001
-------------------------------------------------------------

Our Company did not conduct any business during the first and second quarter of 2001 that resulted in substantial revenue. Most of the activities in the first and second quarter were devoted to conducting financing activities to obtain working capital and completing a registration statement under the securities act of 1933 on form SB-2, which was declared effective June 22, 2001. We began implementing our business plan during July 2001, resulting in increased levels
of  revenues  and  corresponding  operating  expenses.   Since  we  generated
substantial revenues during the quarter ended September 30, 2001, we were no longer a development stage company. Since we were organized on November 3, 2000, we do not have comparable prior years figures.

During the nine months ended September 30, 2001 we generated total revenues of $163,156 with a cost of sales of $73,686 resulting in a gross profit percentage of 54.8%, which is consistent with management's expectations.

For the nine months ended September 30, 2001, our Company incurred general and administrative expenses of $212,294 resulting from an increased level of activity. The major components principally salaries ($176,886), advertising ($24,097), legal and professional fees ($14,644), seminars expenses ($15,211), taxes and licenses ($12,883), rent ($12,055), insurance ($8,756), computer ($7,457) and office expenses ($6,557).

The operations for the nine months ended September 30, 2001 resulted in a loss of $210,758. Many of the expenses we incurred during the quarter are not expected to recur, at least not to the same degree, and were unique as they related to initializing operations (computer expenses, office expenses, etc.), hiring and training employees, initial marketing efforts and others.

Significant financial changes worth highlighting from the previous quarter financial presentation are the following.

During the three months ended September 30, 2001 we made substantial strides in penetrating the market as we continue to develop our business plan. The growth in revenues was possible by substantial investment in advertising and promotion that began the previous three months. The resulting growth in revenue required hiring 12 new employees, and providing substantial amount of training, equipment and benefits.

Our revenues increased $155,819 from $7,336 for the previous 3 months, as a result of securing project managements services for new accounts.

Advertising expenses increased by $8,965 from $15,132 reported for June 30, 2001, resulting from the production of corporate brochures, marketing material and the continued development of our web site and other marketing efforts.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

Computer and office expenses increase by $7,084 and $5,872 respectively, from $373 and $685 respectively, reported for June 30, 2001, resulting from a general increased level of operations and activity.

Legal and professional fees, including accounting fees increased by $10,936 resulting primarily from an increase level of legal and accounting compliance work relating to our Company's requirements for filing reports with the Securities and Exchange Commission.

Insurance expense increased by $7,544 from $1,213 reported for June 30, 2001, resulting from normal commercial insurance coverage and for medical and health insurance coverage for an increased number of employees.

We incurred rent expenses for the first time in the amount of $12,055 during the quarter resulting from the rental of office and warehouse space in Tampa, Florida housing our administrative offices, and an operational office in Boca Raton in order to provide a presence for our Company on the east coast of Florida

Salary expenses increased by $120,921 from $23,077 reported for June 30,2001 resulting from the hiring of 12 full time employees to provide adequate support to the level of services being provided by the Company, and the anticipated level of revenues anticipated during the next three months.

Officer salaries increased by $15,544 from $17,342 reported for June 30, 2001 resulting from the continued efforts of part time work contributed to Tel-One by its president W. Kris Brown and its secretary Chuck Williams.

We incurred seminar expenses for the first time in the amount of $15,211 during the quarter as part of our efforts to advertise and market our telecommunication business seminar program.

Taxes and licenses expense increased by $11,012 from $1,870 reported for June 30, 2001, resulting primarily from payroll taxes related to the increase salary levels during the quarter.

Other general and administrative expenses increase by $12,854 from $8,864 reported for June 30, 2001, resulting from a general increased level of operations and activity. Increases in major components of general and administrative expenses were: contract labor - $4,480; repairs and maintenance - $3,604; telephone expense - $2,100; and public company expenses of $1,753.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

FISCAL  YEAR  2000
--------------------

During 2000, our Company did not conduct any business that resulted in revenues. All of its activities during 2000 were devoted to establishing a business plan, setting up a corporate structure, and conducting financing activities to obtain initial working capital.

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


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stock. As of September 30, 2001, we sold 300,000 registered shares of our common stock at $2.00 per share, resulting in proceeds of $600,000.
We had previously incurred offering costs of $47,080 in connection with this offering. We recorded the net proceeds of $552,920 as a sale of capital stock in our books.

At September 30, 2001, we had working capital of $362,934 (compared to a deficiency of $90,359 at June 30, 2001). We believe that our present cash position, plus the expected collection of our accounts receivable, and future revenues, and the anticipated proceeds from TRI on the Centrex Contract rights agreement, would be adequate to fund our working capital requirements for at least six months.

We currently do not have alternative sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that we will be able to develop sources of financing in the future. Without this  funding,  the  Company  will  be unable to move its business plan further.



MARKET  FOR  COMPANY'S  COMMON  STOCK
-------------------------------------

The common stock of our Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for our Company's common stock at present and there has been no trading market to date.

There is currently no common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, our Company's common stock.

--------------------------------------------------------------------------------
TEL-ONE INC  10QSB  Quarterly Report                      Date Filed: 11/14/2001

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

                                        TEL-ONE, INC.

DATED:   NOVEMBER 14, 2001              /S/  W. KRIS BROWN
                                        -----------------------------
                                        W. KRIS BROWN, PRESIDENT, AND
                                        CHIEF EXECUTIVE OFFICER