Form 10QSB/A
period 2001-09-30
TEL ONE INC
filed 2001-12-14
CIK 1130941

TEL-ONE INC



                           FILING TYPE:     10QSB/A
                           DESCRIPTION:     QUARTERLY REPORT
                           FILING DATE:     DECEMBER 12, 2001
                           PERIOD  END:     SEPTEMBER 30, 2001


                      PRIMARY EXCHANGE:     OTCBB
                                TICKER:     TLON

TEL-ONE INC  10QSB/A  Quarterly Report                    Date Filed: 12/12/2001
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                 10QSB/A OTHERDOC


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

                                  FORM 10-QSB/A
                                AMENDMENT  NO. 1

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