Form 10KSB
period 2001-12-31
TEL ONE INC
filed 2002-04-16
CIK 1130941

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                        Commission File Number 333-53050

                                  TEL-ONE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          FLORIDA                       4813                     59-3680738
 (State of Incorporation)    (Primary Standard Industrial    (I.R.S. Employer)
                              Classification Code Number)    Identification No.)

                            5414 WEST CRENSHAW STREET
                              TAMPA, FLORIDA 33634
                 TELEPHONE: (813) 496-1149 - FAX: (813) 243-0777
          (Address and Telephone Number of Principal Executive Offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

   Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
                                   $.0001 par

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $238,645.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 8, 2002 was approximately $2,912,978.

As of March 15, 2002, 10,300,000 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes No X .

                                TABLE OF CONTENTS

PART I                                                                      Page
ITEM 1. DESCRIPTION OF BUSINESS                                                4

Overview                                                                       4
Telecommunications Industry                                                    4
Tel-One Products                                                               4
Product Use                                                                    4
Services                                                                       5
Compeition                                                                     6

ITEM 2. DESCRIPTION OF PROPERTY                                                6

ITEM 3. LEGAL PROCEEDINGS                                                      6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    7

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              8

ITEM 7. FINANCIAL STATEMENTS                                                  12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING  AND FINANCIAL DISCLOSURE                                  30

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT            31

ITEM 10. EXECUTIVE COMPENSATION                                               33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                       34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       35

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     36

SIGNATURES                                                                    37

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which The Bauer Partnership, Inc. ("us" or "Bauer") operates; competition; changes in our business strategy or development plans; our ability to attract capital for development; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

We disclaim any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future results, events or developments.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The following discussion should be read in conjunction with the financial statements and related notes that are included elsewhere in this report. Statements made below which are not historical in facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition and our ability to market our product.


                                    OVERVIEW
                                    --------

Tel-One was formed to provide technical expertise on advanced telecommunication projects and plans for multi-location companies, including Fortune 2000 type organizations, and state and federal governments. The Company's core business is categorized into four business sectors which include, Telephony Project Management services, Advanced Video Conferencing Applications (Tele-Medicine), Enterprise Solutions for Voice over Internet Protocol (VoIP), and Contact Center Call Routing. The Company provides products and technical services for telecom projects and applications throughout the country at client locations.

The focus and purpose of the Company continues to be to provide telecommunications products and management services to the health care industry and combined voice and data systems and services to businesses and state and federal government agencies at a profit. Aside from sales and marketing directly to commercial establishments, we respond to federal, state and county government "bids and contracts" for telecommunications project management services.

                           TELECOMMUNICATIONS INDUSTRY
                           ---------------------------

The telecommunications industry has expanded during the 1990's to include several new emerging technologies like the internet, wireless service, video conferencing and local telephone service providers. Our focus will be to develop two segments of the telecommunications industry, 1.) health care telecommunications products and 2.) combined voice and data systems.

                                TEL-ONE PRODUCTS
                                ----------------

Tel-One focuses on establishing distribution agreements with telecommunications manufacturers in order to become an authorized dealer of their products. Tel-One aims to target telecommunications products to health care providers, commercial businesses, and government agencies.

The Company has entered into distribution and resell agreements with Polycom and Genesys Telecommunications Laboratories, Inc. for videoconferencing and contact center software respectively. In addition, the Company has distribution access for Nortel Networks BCM products for Voice over IP (VoIP) systems and 3COM NBX systems. The Company can secure other common telecom products from wholesale distribution channels or directly from the manufacturer.

In the future Tel-One may expand its authorized dealer status to other manufacturers as customer demand increases or requests for an alternate manufacturers' product is made.

                                   PRODUCT USE
                                   -----------

Advanced  Videoconferencing Applications:     Tel-One actively markets and sells
-----------------------------------------
advanced video conferencing systems specifically designed for the health care industry. Health care institutions are securing advanced video conferencing systems for their medical staff to conduct patient consultations, diagnostic exams and patient interviews. Health care video conferencing systems are also used for continuing medical education, medical training and physician-to-physician consultations. This form of video conferencing is commonly known as "Tele-Medicine".

Combined  Voice  and  Data  Systems:  This type of system represents an emerging
------------------------------------
technology in which voice communications are delivered over networks traditionally used for sending data. This form of voice communications is commonly called "voice over internet protocol", which is commonly abbreviated as "VoIP". This new method of voice communications provides companies that operate offices in different locations or cities greater efficiencies in voice communications over established data networks and without the costs associated with long distance charges.

Contact  Center  Call  Routing:  Contact Center Call Routing software is used by
-------------------------------
enterprises for maximizing the most effective was to receive interactive voice and data contacts from their current or new customers. The software integrates customer database information into communication systems to route customer calls to the appropriate department or agent. Large enterprises have recognized that Customer Relationship Management (CRM) is a key factor in sustaining and growing a satisfied base for repeat business. Contact center call routing software links to CRM reports to measure customer satisfaction and department effectiveness.

                                TEL-ONE SERVICES
                                ----------------

Tel-One aims to offer telecommunications services in the areas of management and technical support. These services are intended to generate revenue for Tel-One and will be accounted separately from other revenue generating activities like product sales. The experience level of Tel-One's management, coupled with the experienced qualifications of intended new hires, is similar to professional services like that of certified public accountants, attorneys or civil engineers. Accordingly, time spent and Company resources used on client projects will be charged to the customer.

Telecommunications Management Services: Tel-One's management telecommunication expertise in the areas of system application, system design and system implementation will be provided to customers on a professional fee basis. Customer projects will vary from a simple single site application to complex system integration requiring nation wide implementation.

Technical Services: Tel-One intends to provide technical support and guidance for system installation, implementation and end user training. Tel-One's aim is to provide service technicians for programming and installation of telecommunication systems and other technical assignments like equipment repair service. Tel-One intends to charge customers for technical services provided on a per project or service call basis

The Company has been and will continue to develop and market its services throughout the United States. There are currently no plans to market outside the United States.

The Company does not expect to incur any material costs in complying with environmental laws.

At December 31, 2001, the Company had a total of 16 full time employees, including members of management. None of our employees are members of a union and we believe we have a good relationship with our employees.

                                   COMPETITION

     Tel-One believes that the principal competitive factors in the telecommunications industry include the ability to identify and respond to customer needs, quality and breadth of service offerings, price and technical expertise. Tel-One's ability to compete also depends in part on a number of competitive factors out of Tel-One's control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Tel-One's products and services, the price at which others offer comparable products and services and the extent of Tel-One's competitors' responsiveness to customer needs. There can be no assurance that Tel-One will be able to continue to compete successfully with existing competitors or with new competitors.

     The telecommunications industry is highly competitive, ranging in size from single person companies to national companies like as Verizon, Sprint, Nor-tel, and MCI Worldcom. Companies that provide products and services to end-users can be categorized as manufacturers, value-added resellers and equipment vendors or interconnect companies.

     Interconnect companies commonly have obtained distribution agreements with manufacturers to provide products in a restricted geographic territory or nationwide. Most interconnects employ personnel for administration, sales and technical duties. Recently, the local and long distance service providers like MCI and Pac-Tel West have entered the telecommunication product sales market. They also have obtained distribution agreements with manufacturers just like interconnect companies have.

     Some manufacturers provide products and services directly to end users. In addition to manufacturing they employ personnel to generate sale orders and provide technical support directly to high volume customers. Nearly all manufacturers who provide direct sales to end-users also maintain authorized dealers to sell and support products to customers other then high volume ones.

     Value-added resellers are companies who have developed a specialty or enhancement to a product or service beyond the original design or application of the manufacturer's product. Like interconnect companies, they employ administration, sale and highly skilled technical staff to conduct business operations. Also like interconnects, value-added resellers range from small to large organizations.

Tel-One plans to compete in the interconnect market to provide product and services to customers.

Other companies are engaged in telecommunications industry. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company leases approximately 4,000 square feet of office space in Tampa, Florida pursuant to a lease that expires March 31, 2002 at an annual rental of $34,308. The lease has expired and renewed for an additional one year period.

The Company maintains a sales office in Melville, New York at an annual rental of approximately $32,400 per year, which includes all utilities, and applicable taxes. The rent terms are three months each with automatic renewals unless terminated by agreement of the parties to the lease.

For the year of 2001, the Company maintained a sales office in Boca-Raton, Florida at an annual rental of approximately $15,816. Effective March 1, 2002, the company terminated the lease.

For the fiscal year 2001 for the above leases, the total monthly base rent under these leases has been $6,877.

In January of 2002, the Company opened an new sales office in Irving, Texas. The base rent plus taxes and fees is approximately $1,366 per month.

ITEM 3. LEGAL PROCEEDINGS.

On January 22, 2002, the Securities and Exchange Commission filed a civil complaint and obtained a temporary restraining order in the united States District Court in Tampa, Florida against Tel-One, Inc., George Carapella, Alan
S. Lipstein, W. Kris Brown, Media Broadcast Solutions, inc., George Lafauci, Carapell Capital Corp. and Atlas Global Ventures Corp. alleging violations of Section(s) 17(a)(1) of the Securities Act, 15 U.S.C. Sec. 77q(a)(1), Sections 17(a)(2) and 17(a)(3) of the Securities Act, 15 U.S.C. Sec.Sec. 77(q)(a)(2) and 77(q)(a)(3)., and Section 10(b) of the Exchange Act, 15 U.S.C. Sec. 78j(b), and Rule 10b-5, 17 C.F.R. Sec. 240.10b-5, thereunder.

The relief sought from the Securities and Exchange Commission includes disgorgement, civil penalties, asset freeze, accounting, records preservation and expedited discovery.

On January 24, 2002, the Commission agreed to modify the temporary restraining order by modifying the asset freeze order thereby allowing Tel-One to operate during the pendency of the litigation.

In February, 2002 the Company was named in a trademark infringement suit relating to the name "Tel-One". The Company had filed its application for a federal trademark with the United States Patent and Trademark Office in December 27, 2000. The company is exploring a name change in an effort to avoid protracted and potentially expensive litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


The following table sets forth the range of high and low bid quotations per share of the Common Stock (symbol TLON.OB) for the periods indicated as reported by the OTC Bulletin Board. The following table sets forth the high and low price for our common stock on the OTCBB. The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2000 and 2001, respectively. These quotations reflect interdealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                 Range of High and Low Bid Prices
                                 --------------------------------
                                       2001             2000
                                       ----             ----

          First Quarter            N/A                  N/A
          Second Quarter           N/A                  N/A
          Third Quarter            N/A                  N/A
          Fourth Quarter           2.00 - 6.00          N/A

Of the 10,300,000 shares of common stock outstanding, 7,000,000 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.


HOLDERS

On December 31, 2001 there were estimated 2,058 holders of the Company's common stock.

DIVIDEND POLICY

We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

We have authorized a total of 100,000,000 shares of our common stock, $0.0001 par value per share. As of March 15, 2002, we had a total of 10,300,000 shares of our common stock issued and outstanding. Management controls approximately 40.6% of our outstanding shares.

DIVIDENDS

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Tel-One's significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Tel-One's financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Tel-One's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

- Revenue Recognition. Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses. A contract is considered substantially completed if remaining costs are not significant in amount. Tel-One does not allocate general and administrative expenses to its contracts in progress.

- Allowance for Uncollectible and Accounts Receivable. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

- Long-lived assets. We depreciate property and equipment and amortize patents over the respective asset's estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of our assets annually to ascertain that our estimate is still valid. If we determine the useful lives have materially changed, we either change the useful life of the assets or we may write the asset off completely if we determine the asset has exhausted its useful life.

- Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance of $115,200 for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance which could materially impact our financial position and results of operations.

CAUTIONARY STATEMENT. STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS DOCUMENT THAT ARE NOT BASED ON HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVE", "INTENDS", "MAY", "WILL", "EXPECTS", "ESTIMATE", "ANTICIPATE", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.

OVERVIEW

Tel-One, Inc. (hereafter, the "Company" or "TLON") was formed in November, 2000, to provide telecommunication services and products from its offices and representatives in Florida, Texas and New York.

We established our business presence in Tampa, Florida, with the opening of an office at 5414 West Crenshaw Street, Tampa Florida 33634. This office has become the Company's headquarters.

We continue to be in the development stage. During the year ended December 31, 2001, we incurred an operating loss of $610,960 as compared to an operating loss of $3,586 for the year ended December 31, 2000. The increased loss is primarily due to an increase in our marketing efforts, the recognition of salaries payable to management and staff and additional operating and administrative expenditures. Since inception (November, 2000) we have incurred an operating loss of $614,546. Revenues were generated for the first time since inception during the year ended December 31, 2001. Revenues totaled $238,644. To date, all of our revenues have come from the sale of telecommunications products and services.

LIQUIDITY AND CAPITAL RESOURCES

On the date of this filing, Tel-One has very limited cash resources with no long-term debt, and As of December 31, 2001, the Company's working capital was $<5,248>.

As reflected in our December 31, 2001 balance sheet, we have minimal cash on hand and negative working capital. The Company's operations are not generating sufficient cash to maintain its present operations. At year end, December 31, 2001 we had 16 employees in our Tampa, Boca-Raton and Melville offices, which includes the President and Chief Executive Officer and Secretary and Chief Operating Officer. Projected annual salaries are an aggregate of $1,298,995 which is based on the current headcount with no additional hiring of personnel. Our projected annual rent for the next twelve months for all our office locations is approximately $98,920. Professional fees should be significantly lower than prior years since we have completed the registration process with the Securities and Exchange Commission. Projected annual professional fees are $100,000 based on the Company maintaining reporting compliance. Travel in the past was necessary to develop the Boca-Raton and Melville offices. Since these locations are now operational, travel will be reduced and limited primarily as a monitoring tool. Projected annual travel expense is $13,140. During the year we increased our marketing activity in an effort to generate more sales. Projected marketing costs for the next twelve months are $33,600. The Company is also reviewing all non essential activities and expenditures and fixed costs such as line rentals, office leases, salaries and consulting fees and will be aggressively curtailing these items to assist in reducing the cash used in operating activities.

The Company anticipates that its cash on hand, the monthly revenue from increased contracts, will not be sufficient to meet the Company's working capital and planned capital expenditure requirements through 2002. Tel-One, Inc. has significant capital needs, which to date has met through public and private sales of its equity and loans. Tel-One will continue to need substantial infusions of capital which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities. The Company will require additional financing prior to the end of 2002 in order to maintain its current operations

The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a reduction in the Company's operations

Our New York operations has seen increased activity in the sale of technical professional services. The Company is also exploring areas of strategic alliances with other organizations in an effort to better position itself in the telecommunications market.

We anticipate that we will have to raise additional funds in the next twelve months through debt and/or equity financing. Our operations in New York have required cash outlays to develop the necessary infrastructure for its operations. We do anticipate additional cash outlays in this area as the Company relocates from temporary to permanent office space.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company is in the development stage, and its business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products.

NEED FOR FUTURE FINANCING.

The Company may be required to raise additional funds through public or private financing for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its marketing and operating activities, limit its operations significantly, or otherwise modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL.

The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, W. Kris Brown, age 48. The loss or unavailability to the Company of Mr. Brown would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise and marketing of the Company's products is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

COMPETITION  STATEMENT.

The telecommunications industry is highly competitive, ranging in size from single person companies to national companies like Verizon, Sprint, Nor-tel, and MCI Worldcom. Companies that provide products and services to end-users can be categorized as manufactureres, value added resellers and equipment vendors or interconnect companies.

Value-added resellers are companies who have developed a specialty or enhancement to a product or service beyond the original design or application of the manufacturer's product. Like interconnect companies, they employ administration, sales, and highly skilled technical staff to conduct business operations. Also like interconnects, value-added resellers range from small to large organizations.

Interconnect companies commonly have obtained distribution agreements with manufacturers to provide products in a restricted geographic territory or nationwide. Most interconnects employ personnel for administration, sales and technical duties. Recently, the local and long distance service providers like MCI and Pac-Tel West have entered the telecommunication product sales market. They also have obtained distribution agreements with manufacturers just like interconnect companies have.

Some manufacturers provide products and services directly to end users. In addition to manufacturing they employ personnel to generate sale orders and provide technical support directly to high volume customers. Nearly all manufacturers who provide direct sales to end-users also maintain authorized dealers to sell and support products to customers other then high volume ones.

As voice and data systems converge into a single system, the most imposing competitive factor facing Tel-One is data project management companies. Tel-One expects the voice and data convergence will take several years to develop. The Company believes it will make adjustments to effectively compete with data project management companies in a changing environment.

ITEM 7. FINANCIAL STATEMENTS.

The accompanying financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America, and in accordance with Item 201 of Regulation SB. These financial statements are filed as part of Tel-One's annual report filed on Form 10-KSB.

INDEX  TO  FINANCIAL  STATEMENTS
--------------------------------

                                                                           PAGE
                                                                          ------
Independent Auditors' Report                                               F-1

Balance sheets as of December 31, 2001 and 2000                            F-2

Statements of operations for the year ended December 31, 2001 and for the
period from November 3, 2000 (inception) to December 31, 2000              F-3

Statements of cash flows for the year ended December 31, 2001 and for the
period from November 3, 2000 (inception) to December 31, 2000              F-4

Statements of stockholders' equity for the year ended December 31, 2001 and for the period from November 3, 2000 (inception) to December 31, 2000  F-5

Notes to Financial Statements                                              F-6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Tel-One, Inc.
Tampa, Florida

We have audited the accompanying balance sheets of Tel-One, Inc., (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2001, and for the period from November 3, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tel-One, Inc. at December 31, 2001 and 2000 and the result of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, Tel-One, Inc. has been in the development stage since its inception on November 3, 2000. Realization of a major portion of the assets is dependent upon Tel-One's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about Tel-One's ability to continue as a going concern.

/s/ Baumann, Raymondo & Company, P.A.

BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 22, 2002

                                          TEL-ONE, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEETS
                                  AS OF DECEMBER 31, 2001 AND 2000

                                              ASSETS

                                                                   2001               2000
                                                             -----------------  -----------------
CURRENT ASSETS
    Cash                                                     $         32,149   $            989
    Accounts receivable, net of allowance of $6,565                    77,835                  -
    Loan receivable - related party                                    13,004                  -
    Inventory                                                          73,956                  -
    Prepaid expenses and other assets                                   8,927                  -
                                                             -----------------  -----------------
              Total current assets                                    205,871                989
                                                             -----------------  -----------------

FURNITURE AND EQUIPMENT, net of
    accumulated depreciation of $928                                    9,210                  -
                                                             -----------------  -----------------

OTHER ASSETS
    Deposits                                                            6,139                  -
    Deferred offering costs                                                 -             14,809
                                                             -----------------  -----------------
             Total other assets                                         6,139             14,809
                                                             -----------------  -----------------

        TOTAL ASSETS                                         $        221,220   $         15,798
                                                             =================  =================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
--------------------
    Accounts payable                                         $        151,112   $         14,809
    Accrued salaries                                                   47,723                  -
    Other accrued expenses                                             12,284                  -
                                                             -----------------  -----------------
             Total current liabilities                                211,119             14,809
                                                             -----------------  -----------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 100,000,000 shares
    authorized, 10,300,000 and 10,000,000 shares issued and
    outstanding at December 31, 2001 and 2000, respectively             1,030              1,000
    Additional paid-in capital                                        956,717            365,594
    Contract receivable for stock issued                             (335,339)          (362,019)
    Retained deficit                                                 (612,307)            (3,586)
                                                             -----------------  -----------------
             Total stockholders' equity                                10,101                989
                                                             -----------------  -----------------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                       $        221,220   $         15,798
                                                             =================  =================

                             Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
                NOVEMBER 3, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                             2001                  2000
                                      -------------------  --------------------
REVENUES                              $          238,644   $                 -

COST OF REVENUES                                 133,705                     -
                                      -------------------  --------------------

GROSS PROFIT                                     104,939                     -
                                      -------------------  --------------------

OPERATING EXPENSES
    Advertising                                   34,890                     -
    Insurance                                     20,696                     -
    Legal and professional fees                   26,206                 1,075
    Rent                                          34,374                     -
    Salaries and benefits                        457,327                     -
    Seminars                                      16,097                     -
    Taxes and licenses                            31,044                     -
    Administrative expenses                       95,265                 2,511
                                      -------------------  --------------------
           Total operating expenses              715,899                 3,586
                                      -------------------  --------------------

(LOSS) FROM OPERATIONS                          (610,960)               (3,586)

OTHER INCOME
     Interest and other income                     2,239                     -
                                      -------------------  --------------------
NET (LOSS)                            $         (608,721)  $            (3,586)
                                      ===================  ====================

LOSS PER COMMON SHARE
      Basic                           $            (0.06)  $             (0.00)
                                      ===================  ====================

      Fully diluted                   $            (0.06)  $             (0.00)
                                      ===================  ====================

WEIGHTED AVERAGE NUMBER
OF
COMMON SHARES OUTSTANDING
      Basic                                   10,107,671             9,655,172
                                      ===================  ====================

      Fully diluted                           10,107,671             9,655,172
                                      ===================  ====================

                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                                               TEL-ONE, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
                            NOVEMBER 3, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                                         2001                2001
                                                                  -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $         (608,721)  $         (3,586)
                                                                  -------------------  -----------------
  Adjustments to reconcile net loss to cash (used)  in provided by operating activities:
     Amortization                                                                  -              2,500
     Allowance for bad debts                                                   6,595
     Depreciation                                                                928
     Donated services                                                         36,092                  -
  Decrease (increase) in current assets:
    Accounts receivable                                                      (84,430)                 -
    Inventory                                                                (73,956)                 -
    Prepaid expenses and other assets                                         (8,927)                 -
    Deposits                                                                  (6,139)
  Increase (decrease) in current liabilities:
     Accounts payable                                                        136,303             14,809
     Accrued salaries                                                         47,723                  -
     Other accrued expenses                                                   12,284                  -
                                                                  -------------------  -----------------
       Total adjustments                                                      66,473             17,309
                                                                  -------------------  -----------------
  Net cash (used) in provided by operating activities                       (542,248)            13,723
                                                                  -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                     (10,138)                 -
                                                                  -------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Deferred offering costs                                                 (32,271)           (14,809)
     Proceeds from stock sale                                                600,000                  -
     Loan from related party                                                 (13,004)
     Loan from stockholder                                                    57,200                  -
     Repayment of stockholder loan                                           (57,200)                 -
     Capital contribution                                                      2,141              2,075
     Collection of contract for stock sale                                    26,680                  -
                                                                  -------------------  -----------------
     Net cash provided by (used) in financing activities                     583,546            (12,734)
                                                                  -------------------  -----------------

 NET INCREASE IN CASH                                                         31,160                989

CASH, BEGINNING OF THE PERIOD                                                    989                  -
                                                                  -------------------  -----------------

CASH, END OF THE PERIOD                                           $           32,149   $            989
                                                                  ===================  =================

                         Read  independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                                                       TEL-ONE, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE PERIOD
                                  NOVEMBER 3, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                          COMMON STOCK          PAID-IN         RETAINED
                                       SHARES      AMOUNT       CAPITAL          DEFICIT           TOTAL
                                     ----------  -----------  ------------  -----------------  -------------
BALANCE, NOVEMBER 3,
2000 (INCEPTION)                              -  $         -  $         -   $              -   $          -

Common stock issued to
GLC Cara, Inc. in exchange for
organization efforts                  2,500,000          250        1,000                  -          1,250

Common stock issued to
SEB Capital, Inc. in exchange for
organization effort.                  2,500,000          250        1,000                  -          1,250

Common stock to issued to
Telecom Response, Inc. in
exchange for contract rights          5,000,000          500      361,519                  -        362,019

Contract receivable due for stock
issued                                        -            -            -                  -       (362,019)

Capital contributed by
stockholders                                  -            -        2,075                  -          2,075

Net loss for the period                       -            -            -             (3,586)        (3,586)
                                     ----------  -----------  ------------  -----------------  -------------
BALANCE,
    DECEMBER 31, 2000                10,000,000        1,000      365,594             (3,586)           989

Capital contribution by SEB
Capital, Inc., and GLC Cara, Inc.,
stockholders                                  -            -        2,141                  -          2,141

Donated services by Kris Brown
and Chuck Williams                            -            -       36,092                  -         36,092

Collection of contract receivable             -            -            -                  -         26,680

Common stock issued for cash            300,000           30      599,970                  -        600,000

Offering costs associated
with the sale of stock                        -            -   (   47,080)                 -        (47,080)

Net loss for the year                         -            -            -           (608,721)      (608,721)
                                     ----------  -----------  ------------  -----------------  -------------
BALANCE, DECEMBER   31,
2001                                 10,300,000  $    1,030   $   956,717   $       (612,307)  $1     0,101
                                     ==========  ===========  ============  =================  =============

                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations
----------------------

Tel-One, Inc., a Florida corporation organized on November 3, 2000, ("Tel-One") is a development stage company, and as such has devoted most of its efforts to developing its business plan, issuing common stock, raising capital, establishing its accounting systems, hiring staff, and other administrative functions.

Tel-One's strategy is to provide quick, efficient and affordable project management and technical services on complex telephony projects and plans, such as product evaluations, systems and network design, project implementation, onsite installation services, database design and input, testing and quality assurance primarily to Fortune 2000 and other companies throughout the country.

Basis  of  Accounting
---------------------

Tel-One maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Revenue  Recognition
--------------------

Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses. A contract is considered substantially completed if remaining costs are not significant in amount. Tel-One does not allocate general and administrative expenses to its contracts in progress.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statement of cash flows, Tel-One considers amounts held by financial institutions and short- term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts  Receivable
--------------------

Tel-One's trade accounts receivable result from the sale of its products and services to private companies primarily located in West Central Florida. Tel-One uses the allowance method to account for uncollectible accounts.

Inventory
---------

Inventory, consisting primarily of equipment and supplies, is stated at the lower of cost (first-in, first-out method) or market.


                       Read independent auditor's report.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Furniture  and  Equipment
-------------------------

Furniture and equipment is recorded at original cost including expenditures that substantially increase the useful lives of existing furniture and equipment. Maintenance and repairs are charged to operations as incurred.

Depreciation of furniture and equipment is calculated primarily using the straight-line method based on the respective assets' estimated useful lives (office and computer equipment, 5 years; furniture and fixtures, 7 to 10 years). Depreciation expense for the periods ended December 31, 2001 and 2000 amounted to $928 and $0, respectively.

Deferred  Offering  Costs
-------------------------

Deferred offering costs, consisting of legal, accounting and filing fees relating the Tel-One's offering were capitalized in 2000 and subsequently offset against offering proceeds in 2001.

Advertising  Costs
------------------

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

Income  Taxes
-------------

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

Concentration  of  Credit  Risk
-------------------------------

Financial instruments, which potentially expose Tel-One to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of contract receivable and accounts receivable.


                   Read independent auditors' report.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CONCENTRATION  OF  CREDIT  RISK  (CONTINUED)
--------------------------------------------

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

The potential for loss on receivables with governmental entities is usually minimal; while credit limits, ongoing credit evaluation, and account monitoring procedures are utilized to minimize the risk of loss on private companies.
Collateral  is  generally  not  required.

Tel-One extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. During the current periods, Tel-One did not sustain any losses from its accounts receivable.

Earnings  per  Share
--------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity.

NOTE  B  -  CONTRACT  RECEIVABLE

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

The value of the contract rights was negotiated between the management of the respective companies. Essentially, the value was determined based on the present value of the projected income stream, net of costs, expected to be received under the contract through its initial expiration date. Telecom Response, Inc. has the responsibility to perform all services and make product deliveries to the State of Florida under the Centrex Contract on an ongoing basis as those services and products are required.


                       Read independent auditors' report.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  B  -  CONTRACT  RECEIVABLE  (CONTINUED)

During the term of the agreement through January 1, 2003, Telecom Response will invoice for these services and products, and collect the resulting accounts receivable from the State of Florida. Upon collection of the receivables, Telecom Response, Inc. will remit to Tel-One the amount of the collection, net of costs and expenses as contractually agreed. Amounts due to Tel-One are settled quarterly. Tel-One will account for any difference received under this arrangement with Telecom Response, Inc. estimated at $362,019, as an adjustment to the selling price of the underlying common shares, either as an increase or decrease in paid-in capital. During the years ended December 31, 2001 and 2000, Tel-One received payments of $26,680 and $0 respectively, from this contract. Tel-One recorded the transaction similar to a stock subscription; therefore the amount receivable under this agreement has been shown as a reduction of stockholders' equity.

In connection with this transaction, George Carapella resigned as president and secretary of Tel-One, Alan Lipstein resigned as director of Tel-One, and W. Kris Brown and Chuck Williams, president and vice-president strategic planning/finance of Telecom Response, Inc., respectively, were elected president and secretary of Tel-One.

NOTE  C  -  LOAN  FROM  SHAREHOLDER

During the year ended December 31, 2001, the majority shareholder of Tel-One made advances to Tel-One totaling $57,200. The indebtedness was not evidenced by an interest bearing promissory note. Tel-One repaid the loan in full using proceeds of its stock offering. There were no loans outstanding to the shareholder at December 31, 2001 and 2000.

NOTE  D  -  STOCK  REGISTRATION

Tel-One filed a registration statement with the Securities and Exchange Commission to register 1,000,000 shares of its $.0001 par value common stock, and to register 3,000,000 shares on behalf of its shareholders. The offering was declared effective June 22, 2001. In connection with this registration, Tel-One incurred deferred offering costs of $47,080, consisting of legal and accounting expenses and costs, which were offset against the proceeds of the offering. Tel-One had sold 300,000 shares of common stock at $2.00 per share. The proceeds of $600,000 will be used for general business purposes.

On August 16, 2001, Tel-One filed a post-effective amendment to its registration statement removing from registration the remaining 700,000 shares that were unsold at the end of the offering. All other provisions of the registration statement as filed remain in effect.

NOTE  E  -  STOCK  ISSUANCES

On November 3, 2000, 2,500,000 shares of Tel-One's $.0001 par value common stock were issued to G.L.C. Cara, Inc. in exchange for organizational efforts valued at $1,250. On November 3, 2000, 2,500,000 shares of Tel-One's $.0001 par value common stock were issued to S.E.B. Capital, Inc. in exchange for organizational efforts valued at $1,250.


                       Read independent auditors' report.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  E  -  STOCK  ISSUANCES  (CONTINUED)

On November 7, 2000, 5,000,000 shares of Tel-One's $.0001 par value common stock were issued to Telecom Response, Inc., an unrelated entity, in exchange for the rights to the contract receivable, net of costs, derived from the fulfillment of services and product delivery, required by the contracts requirements of the State of Florida Government Centrex Contract. The value of the 5,000,000 shares issued of $362,019 was determined based on the present value of the projected cash flow stream, net of costs, expected to be received by Tel-One.

On December 17, 2000, Telecom Response, Inc. distributed the 5,000,000 shares of Tel-One as a stock dividend to its shareholders, including 4,077,000 to W. Kris Brown the entities' current president.

On August 22, 2001, in connection with its initial public offering, Tel-One sold 300,000 shares of common stock at $2.00 per share. The proceeds of $600,000 will be used for general business purposes.

NOTE  F  -  INCOME  TAXES

Since its inception, Tel-One has an accumulated loss of $579,894 for financial statements purposes ($575,984 for income tax purposes), which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

              Future tax benefit       $      115,200
              Valuation allowance            (115,200)
                                       ---------------
                Future tax benefit     $            -
                                       ===============

As of December 31, 2001 and 2000, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

Securities  Transactions

On November 3, 2000, 2,500,00 shares of Tel-One's $.0001 par value common stock were issued to G.L.C. Cara, Inc. in exchange for organizational efforts valued at $1,250. GLC Cara, Inc. is owned by George Carapella, Tel-One's director and other members of his immediate family.

On November 3, 2000, 2,500,000 shares of its $.0001 par value common stock were issued to S.E.B. Capital, Inc. in exchange for organizational efforts valued at $1,250. S.E.B. Capital, Inc. is owned by the immediate family of one of Tel-One's former directors. On November 14, 2000 and November 17, 2000 a stockholder and an officer of Tel-One contributed $1,000 and $1,075 respectively, as additional capital.

On August 22, 2001, as part of its initial public offering, 84,312 shares of Tel-One's $.0001 par value common stock were issued to George Carapella, one of Tel-One's directors, in exchange for $168,624 in cash.


                       READ INDEPENDENT AUDITORS' REPORT.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  G  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

OTHER  TRANSACTIONS
-------------------

During the year ended December 31, 2001, Tel-One made sales to Telecom Response, Inc., ("TRI"), a related company through common ownership and management, amounting to $61,855, of which $42,485 remains outstanding and included in accounts receivable.

During the year ended December 31, 2001, Tel-One also made purchases of equipment for sale to customers in the amount of $36,000 and made purchases for parts and supplies in the amount of $5,446 from TRI.

Effective July 1, 2001, Tel-One also entered into a lease agreement through April 30, 2002, for its executive offices and warehouse at $2,859 per month; total rents paid amounted to $21,866. In addition, TRI paid certain expenses in behalf of Tel-One amounting to $14,850. At December 31, 2001, $2,174 remains due to TRI, and included in trade accounts payable.

During the year ended December 31, 2001, TRI made loans to Tel-One in the amount of $13,004 that remains outstanding.

NOTE  H  -  OPERATING  LEASES

Effective July 1, 2001, Tel-One also entered into a lease agreement with Telecom Response, Inc., a related company through common ownership and management, for its executive offices and warehouse at $2,859 per month through April 30, 2002.

The Company also leases office space in Boca Raton, Florida under one year non-cancelable operating leases expiring July 31, 2002 at $1,000 per month plus common area maintenance expenses and applicable Florida sales tax.

The Company also leases office space in New York under one year non-cancelable operating leases expiring March 2002 at $2,861 per month including common area maintenance expenses and applicable sales tax.

Future minimum lease payments required under these operating leases are as follows:

                     Year ended December 31,               AMOUNT
                     -----------------------          --------------
                       2002 and thereafter            $       29,329
                                                      ==============

NOTE  I  -  DONATED  SERVICES

During the year ended December 31, 2001, Kris Brown and Chuck Williams, president and secretary of Tel-One respectively, performed services on behalf of the Tel-One with a fair value of $17,342. The donated value of these services was recorded as contributed capital.


                       Read independent auditors' report.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  J  -  SUBSEQUENT  EVENT  (UNAUDITED)

On January 22, 2002, the Securities and Exchange Commission filed a motion for temporary restraining order effectively freezing the assets of Tel-One and certain of its principals and promoters with the United States District Court in Tampa, Florida.

On January 23, 2002, the Commission issued an Order of Suspension of Trading in Tel-One's stock pursuant to Section 12(k) of the Securities Exchange Act of 1934. Tel-One's stock was effectively halted for 10 business days.

On January 24, 2002, the Commission agreed to modify the temporary restraining order by modifying the asset freeze order thereby allowing Tel-One to operate during the pendency of the investigation. The Commission's investigation has yet to be concluded.

The ultimate conclusion and resolution of the investigation and the effect on Tel-One's financial statements, and its principals, if any, has not been determined.


                       Read independent auditors' report.

Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  D.C.  20549

     Re:     Tel-One,  Inc.
             Form  10KSB

Gentlemen:

We hereby consent to the use of our name as independent auditors in the report accompanying the audited financial statements of Tel-One, Inc. ("Tel-One") as of December 31, 2001 and 2000 and for the periods then ended, issued in connection with Tel-One's filing of its annual report filed in accordance with the Securities Act of 1934 under cover of Form 10-KSB.

Very  truly  yours,


/s/  Baumann,  Raymondo  &  Company,  P.A.

Baumann,  Raymondo  &  Company,  P.A.
Tampa,  Florida
April  12,  2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the directors and executive officers of Bauer are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

W. KRIS BROWN, (AGE 48) PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR BA Marketing, University of South Florida.

     W. Kris Brown received a bachelor degree from the University of South Florida, Tampa, in 1980. He entered the telecommunications industry directly after college joining Jarvis, a telecommunications equipment distributor, as a sales/marketing representative. In 1983 he accepted a sales management position with Accent Communications, a telecommunications equipment distributor. In 1986 he accepted a General Manager position with Inter-Tel, Inc., a telecommunications equipment manufacturer. In this capacity, Mr. Brown opened and operated Inter-Tel's direct marketing office in Clearwater Florida.

     Over the next eleven years Mr. Brown held several senior positions within Inter-Tel, Inc.; Southeastern regional manager, vice president Inter-Tel, Inc. and president Inter-Tel Communications, Inc., a wholly owned subsidiary of Inter-Tel, Inc. As president of Inter-Tel Communications, Inc. Mr. Brown was responsible for offices in Florida, Georgia, Maryland and New Jersey. He also served as a member of Inter-Tel's executive acquisition committee.

     In 1997 Mr. Brown left Inter-Tel, Inc. to form Telecom Response, Inc., a specialty telecommunications service company. Mr. Brown serves as president of Telecom Response, Inc. and is a member of the board of directors. He is also a stockholder of Telecom Response, Inc. owning 82.5% of outstanding common stock.

CHUCK WILLIAMS, (AGE 55) SECRETARY, CHIEF OPERATING OFFICER, DIRECTOR BS Business Management, Florida State University

     Chuck Williams received a bachelor degree in business management from Florida State University in 1971. In 1973, after spending a brief time in the data processing equipment sales business, Mr. Williams decided to pursue a career in the equipment finance and leasing industry.

     In the following 27 years, Mr. Williams held sales and management positions for different firms. His management positions include senior vice president for Bossier Bank and Trust Company, vice president credit, administration and control for Associates Commercial Corporation, vice president funding for Corporate Leasing, Ltd., senior vice president operations for Quantum Capital Corporation and president for Corporate Funding Resources, Inc.

     His numerous responsibilities involved corporate development, management and administration of company portfolios, finance and lease contracts, management and analysis of credit and documentation processes, and responsibilities involving multiple levels of debt financing arrangements.

     Prior to joining Telecom Response, Inc. Mr. Williams experience over the last seven years has been primarily engaged in the activities of Corporate Funding Resources, Inc. an equipment lease broker firm. As President and 100% stockholder of Corporate Funding, he was responsible for account development, pricing and contract negotiations, and placement of equipment lease contracts to direct lease funding sources.

     In 1997 until early 1999 he also represented First Sierra Financial, Inc. a publicly traded equipment leasing company as a software and bank lease program account manager.

     Mr. Williams is currently vice president of strategic planning and finance, and a director of Telecom Response, Inc.

GEORGE  CARAPELLA,  FORMER  DIRECTOR
Tendered letter of resignation on January 18, 2002. See Form 8-K filed on January 19, 2002

COMPENSATION  OF  DIRECTORS

Directors who are officers or employees of the Company receive no additional cash compensation for service as members of the Board of Directors or any committee of the Board.

No  Director  has  received  compensation.

SECTION  16  (A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2001 all such reports or amendments thereof were timely filed, except that a Form 3 for Leonora Carapella, George Carapella and GLC Cara, Inc. were filed late and a Form 3 for Sally Lipstein, Alan Lipstein and SEB Capital, Inc. were filed late, and form 3 for W. Kris Brown was filed on July 16, 2001, this filing was due on July 10, 2001.

ITEM  10.  EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The following table sets forth information concerning compensation paid to the Company's Chairman of the Board and Chief Executive Officer, W. Kris Brown (the "Named Executive Officer"), with respect to the years ended December 31, 2001, and 2000. There were no officers of the Company whose salary and bonus compensation exceeded $100,000 during the last fiscal year.

                                                            LONG TERM
                                                          COMPENSATION
AWARDS
                                                             ------
                                    ANNUAL COMPENSATION     SECURITIES    ALL OTHER
                                   ---------------------    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)    BONUS($)    OPTIONS/(#)     ($)(1)
---------------------------  ----  ---------   ---------  -------------  ------------
W. Kris Brown                2001      9,450           0              0       28,005*

*For  services  provided  by  W.  Kris  Brown  donated  to  the  Company.


STOCK  OPTION  GRANTS

No options to purchase shares of Common Stock were granted by the Company to the Named Executive Officer during 2001.

YEAR-END  OPTION  VALUES

The following table sets forth information regarding options held at December 31, 2001 by the Named Executive Officer.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR-END OPTION VALUES

                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    SHARES                   UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                   ACQUIRED                   OPTIONS AT FY-END (#)           AT FY-END ($)
                      ON          VALUE     -------------------------- --------------------------
      NAME       EXERCISE(#)   REALIZED($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
      ----       -----------  ------------  -----------  -------------  -----------  -------------
W. Kris Brown              0             0            0              0            0              0

EMPLOYMENT  AGREEMENTS

None.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.


The following table sets forth the information as of March 8, 2002 regarding the beneficial ownership of the Company's Common Stock, $.0001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements that may result in a change in control of the Company. Shares of common stock may be deemed "beneficially owned" by more than one person.

                                                  SHARES BENEFICIALLY  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED           CLASS
------------------------------------------------  -------------------  ----------
W. Kris Brown, 10137 Belgrave Road,
Tampa, Florida 33626                                        4,077,000        39.6

Chuck Williams, 31177 U.S. 19 N., #704
Palm Harbor, Florida 34684                                    105,250         1.0

Alan Lipstein
13014 North Dale Mabry Hwy,
Tampa, Florida 33618 (1)(2)                                 2,190,086        21.3

Sally Lipstein
13014 North Dale Mabry Hwy,
Tampa, Florida 33618 (3)(4)                                 2,190,086        21.3

George Carapella, 3818 South Nine Drive
Valrico, Florida 33594 (5)(6)                               2,178,586        21.2

Leonora Carapella, 3818 South Nine Drive
Valrico, Florida 33594 (7)(8)                               2,178,586        21.2


All directors and executive officers as a group
persons) . . . . . . . . . . . . . . . . . . . .            4,182,250        40.6

     (1) Held of record by Atlas Global Ventures pursuant to stock purchase agreement with SEB Capital in November, 2001 of 1,000,000 shares, of which Alan Lipstein is a beneficial owner.

     (2) Held of record by SEB Capital Corp., of which Alan Lipstein is a beneficial owner.

     (3) Held of record by SEB Capital Corp., of which sally Lipstein is a beneficial owner.

     (4) Held of record by Atlas Global Ventures pursuant to stock purchase agreement with SEB Capital in November, 2001 of 1,000,000 shares, of which sally Lipstein is a beneficial owner.

     (5) Held of record by Carapell Capital Corp. pursuant to stock purchase with GLC Cara, Inc. in November, 2001 of 1,000,000 shares, of which George Carapella is beneficial owner.

     (6) Held of record by GLC Cara, Inc. of which George Carapella is beneficial owner.

     (7) Held of record by GLC Cara, Inc. of which Leonora Carapella is beneficial owner.

     (8) Held of record by Carapell Capital Corp. pursuant to stock purchase with GLC Cara, Inc. in November, 2001 of 1,000,000 shares, of which Leonora Carapella is beneficial owner.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During the year ended December 31, 2001, Tel-One made sales to Telecom Response, Inc., ("TRI"), a related Company through common ownership and management by W. Kris Brown, amounting to $61,855, of which $42,485 remains outstanding and included in accounts receivable.

During the year ended December 31, 2001, Tel-One also made purchases of equipment for sale to customers in the amount of $36,000 and made purchases for parts and supplies in the amount of $5,446 from TRI.

Effective July 1, 2001, Tel-One also entered into a lease agreement through April 30, 2002, for its executive offices and warehouse at $2,859 per month; total rents paid amounted to $21,866. In addition, TRI paid certain expenses in behalf of Tel-One amounting to $14,850. At December 31, 2001, $2,174 remains due to TRI, and included in trade accounts payable.

During the year ended December 31, 2001, TRI made loans to Tel-One in the amount of $13,004 that remains outstanding.

On January 4, 2002 W. Kris Brown agreed to make available to the Company a loan of up to $30,000. Under the terms of this agreement, the Company issued to Mr. Brown a promissory note with interest at the rate of 7.00% annually. Principal amounts outstanding under this loan are due and payable on January
4,  2003.  The  Company  has  the  right  to  prepay  this  loan  at  anytime.

During the year ended December 31, 2001, the majority shareholder of Tel-One made advances to Tel-One totaling $57,200. The indebtedness was not evidenced by an interest bearing promissory note. Tel-One repaid the loan in full using proceeds of its stock offering. There were no loans outstanding to the shareholder at December 31, 2001 and 2000.

During the year ended December 31, 2001, Kris Brown and Chuck Williams, president and secretary of Tel-One respectively, performed services on behalf of the Tel-One with a fair value of $36,092. The donated value of these services was recorded as contributed capital.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

A.  LIST  OF  EXHIBITS

None

B.  REPORTS  ON  FORM  8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 15th day of April 2002.

                                TEL-ONE,  INC.



                                By:  /s/  W.  Kris  Brown
                                     -----------------------------------------
                                W.  Kris  Brown,  Chief  Executive  Officer
                                and  Director.



                                By:  /s/  Chuck  Williams
                                     -----------------------------------------
                                Secretary,  Chief  Operating  Officer
                                and  Director