Form 10QSB
period 2002-03-31
TEL ONE INC
filed 2002-05-20
CIK 1130941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2002

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

As of March 31, 2002, 10,300,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Tel-One, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
 Balance sheets as of March 31, 2002 (unaudited) and December 31, 2001                               1

Statements of operations for the three months ended March 31, 2002 (unaudited) and for the year
ended December 31, 2001                                                                              2

Statements of cash flows for the three months ended March 31, 2002 (unaudited) and for the year
ended December 31, 2001                                                                              3

Statements of stockholders' equity for the three months ended March 31, 2002 (unaudited) and for
the year ended December 31, 2001                                                                     4

Notes to Financial Statements                                                                     5-11

                                               TEL-ONE, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEETS
                                                  ASSETS
                                                  ------


                                                                         MARCH 31,          DECEMBER 31,
                                                                           2002                 2001
                                                                   ---------------------  ----------------
CURRENT ASSETS
  Cash                                                             $              3,577   $        32,149
  Accounts receivable, net of allowance of
  $7,100 and $6,565,respectively                                                164,086            77,835
  Loan receivable - related party                                                     -            13,004
  Inventory                                                                      25,175            73,956
  Prepaid expenses and other assets                                               5,189             8,927
                                                                   ---------------------  ----------------
          Total current assets                                                  198,027           205,871
                                                                   ---------------------  ----------------

FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of $2,378 and
  $928 respectively                                                              24,279             9,210
                                                                   ---------------------  ----------------
OTHER ASSETS
  Deposits                                                                        4,939             6,139
                                                                   ---------------------  ----------------
          Total other assets                                                      4,939             6,139
                                                                   ---------------------  ----------------

  TOTAL ASSETS                                                     $            227,245   $       221,220
                                                                   =====================  ================

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                 $            305,977   $       151,112
  Accrued salaries                                                               86,215            47,723
  Other accrued expenses                                                         21,838            12,284
  Current portion of long-term debt                                               4,030                 -
                                                                   ---------------------  ----------------
          Total current liabilities                                             418,060           211,119
                                                                   ---------------------  ----------------

LONG-TERM LIABILITIES
  Notes payable, net of current portion                                          40,075                 -
                                                                   ---------------------  ----------------
          Total Liabilities                                                     458,135           211,119
                                                                   ---------------------  ----------------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value, 100,000,000 shares
  authorized, 10,300,000 and 10,300,000 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively                                                                    1,030             1,030
  Additional paid-in capital                                                    975,467           956,717
  Contract receivable for stock issued                              (           328,028)   (      335,339)
  Retained deficit                                                  (           879,359)   (      612,307)
                                                                   ---------------------  ----------------
          Total stockholders' equity                                (           230,890)           10,101
                                                                   ---------------------  ----------------
TOTAL LIABILITIES AND  STOCKHOLDERS'
EQUITY                                                             $            227,245   $       221,220
                                                                   =====================  ================

   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                        THREE MONTHS
                                            ENDED             YEAR ENDED
                                          MARCH 31,          DECEMBER 31,
                                            2002                 2001
                                      -----------------  --------------------
REVENUES                              $        311,250   $           238,644

COST OF REVENUES                               230,044               133,705
                                      -----------------  --------------------
GROSS PROFIT                                    81,206               104,939
                                      -----------------  --------------------
OPERATING EXPENSES
  Advertising                                    7,528                34,890
  Insurance                                      5,189                20,696
  Legal and professional fees                   21,268                26,206
  Rent                                          26,633                34,374
  Salaries and benefits                        239,740               457,327
  Seminars                                           -                16,097
  Taxes and licenses                            18,698                31,044
  Interest                                         525                     -
  Administrative expenses                       28,707                95,265
                                      -----------------  --------------------
          Total operating expenses             348,288               715,899
                                      -----------------  --------------------

(LOSS) FROM OPERATIONS                  (      267,082)      (       610,960)

OTHER INCOME
  Interest and other income                         30                 2,239
                                      -----------------  --------------------
NET (LOSS)                            $  (     267,052)  $   (       608,721)
                                      =================  ====================

(LOSS) PER COMMON SHARE
  Basic                               $  (        0.03)  $   (          0.06)
                                      =================  ====================
  Fully diluted                       $  (        0.03)  $   (          0.06)
                                      =================  ====================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
  Basic                                     10,300,000            10,107,671
                                      =================  ====================
  Fully diluted                             10,300,000            10,107,671
                                      =================  ====================


   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS
                                                                      ENDED               YEAR ENDED
                                                                    MARCH 31,            DECEMBER 31,
                                                                      2002                   2001
                                                               -------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $   (      267,052)  $     (       608,721)
                                                               -------------------  ----------------------
  Adjustments to reconcile net loss to cash (used) in provided by operating activities:
     Allowance for bad debts                                                  505                   6,595
     Depreciation                                                           1,450                     928
     Donated services                                                      18,750                  36,092
  Decrease (increase) in current assets:
    Accounts receivable                                            (       86,756)        (        84,430)
    Inventory                                                              48,781         (        73,956)
    Prepaid expenses and other assets                                       3,738         (         8,927)
    Deposits                                                                1,200         (         6,139)
  Increase (decrease) in current liabilities:
    Accounts payable                                                      154,865                 136,303
    Accrued salaries                                                       38,492                  47,723
    Other accrued expenses                                                  9,554                  12,284
                                                               -------------------  ----------------------
       Total adjustments                                                  190,579                  66,473
                                                               -------------------  ----------------------
  Net cash (used) in provided by operating activities              (       76,473)        (       542,248)
                                                               -------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (        1,500)        (        10,138)
                                                               -------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred offering costs                                                       -         (        32,271)
  Proceeds from stock sale                                                      -                 600,000
  Loan from related party                                                  13,004         (        13,004)
  Loan from stockholder                                                    30,000                  57,200
  Repayment of stockholder loan                                                 -         (        57,200)
  Capital contribution                                                          -                   2,141
  Payments on notes payable                                        (          914)                      -
  Collection of contract for stock sale                                     7,311                  26,680
                                                               -------------------  ----------------------
  Net cash provided by in financing activities                             49,401                 583,546
                                                               -------------------  ----------------------

 NET INCREASE IN CASH                                              (       28,572)                 31,160

CASH, BEGINNING OF THE PERIOD                                              32,149                     989
                                                               -------------------  ----------------------
CASH, END OF THE PERIOD                                        $            3,577   $              32,149
                                                               ===================  ======================
SUPPLEMENTAL DISCLOSURE OF A NON-CASH
INVESTING AND FINANCING ACTIVITY:

    Fixed assets acquired through long term debt               $           15,019                       -
                                                               ===================  ======================

   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001


                                                                    COMMON STOCK       PAID-IN       RETAINED
                                                                  SHARES    AMOUNT     CAPITAL       DEFICIT        TOTAL
                                                                ----------  -------  ------------  -----------  -------------
BALANCE, DECEMBER 31, 2000                                      10,000,000  $ 1,000  $   365,594   $   (3,586)  $        989

Capital contribution by SEB
Capital, Inc., and GLC Cara, Inc.,
stockholders                                                             -        -        2,141            -          2,141

Donated services by Kris Brown
and Chuck Williams                                                       -        -       36,092            -         36,092

Collection of contract receivable                                        -        -            -            -         26,680

Common stock issued for cash                                       300,000       30      599,970            -        600,000

Offering costs associated
with the sale of stock                                                   -        -   (   47,080)           -    (    47,080)

Net loss for the year                                                    -        -            -    ( 608,721)    (  608,721)
                                                                ----------  -------  ------------  -----------  -------------
BALANCE,
  DECEMBER 31, 2001                                             10,300,000    1,030      956,717    ( 612,307)        10,101

Donated services by Kris Brown                                           -        -       18,750            -         18,750

Collection of contract receivable                                        -        -            -            -          7,311

Net loss for the period                                                  -        -            -    ( 267,052)    (  267,052)
                                                                ----------  -------  ------------  -----------  -------------
BALANCE,
  MARCH 31,  2002                                               10,300,000  $ 1,030  $   975,467   $ (879,359)  $ (  230,890)
                                                                ==========  =======  ============  ===========  =============


   The accompanying notes are an integral part of these financial statements.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


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

Recent  Accounting  Pronouncements
----------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life, rather than amortize them, is effective for fiscal years beginning after December 31, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company. Intangible assets consist of patents' rights. These costs are amortized over a 17-year period, their estimated economic life.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

Earnings  Per  Share
--------------------

Tel-One records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

Basis  of  Accounting
---------------------

Tel-One maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation of furniture and equipment is calculated primarily using the straight-line method based on the respective assets' estimated useful lives (office and computer equipment, 5 years; furniture and fixtures, 7 to 10 years; vehicle, 5 years). Depreciation expense for the periods ended March 31, 2002 and December 31, 2001 amounted to $2,188 and $928, respectively.

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

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE B -  CONTRACT RECEIVABLE (CONTINUED)

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

Tel-One will account for any difference received under this arrangement with Telecom Response, Inc. estimated at $362,019, as an adjustment to the selling price of the underlying common shares, either as an increase or decrease in paid-in capital. During the periods ended March 31, 2002 and December 31, 2001, Tel-One received payments of $0 and $26,680 respectively, from this contract. Tel-One recorded the transaction similar to a stock subscription; therefore the amount receivable under this agreement has been shown as a reduction of stockholders' equity.

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

NOTE D -  NOTES PAYABLE

On January 4, 2002, the majority shareholder of Tel-One made         $30,000       -
an advance to Tel-One totaling $30,000.  The indebtedness was evidenced by an interest bearing promissory note, bearing  interest at the rate of 7%.  The note is due on January 5, 2003. As of March
31, 200, Tel-One has accrued $525 for interest expense, which has been included as part of other accrued expenses.

Notes Payable-Ford Motor Credit, payable in monthly
installments of $403, beginning February 2002, with no
 interest, collateralized by a vehicle.                               14,105       -
                                                                    --------  ------
                                                                      44,105       -
     Less: current portion of long-term debt                           4,030       -
                                                                    --------  ------
     Total long-term debt                                           $ 40,075       -
                                                                    ========  ======

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE D -  NOTES PAYABLE (CONTINUED)

Principal  maturities  are  as  follows:

            Year ending December 31,               Amount
            ------------------------         ------------------
                   2002                      $     4,030
                   2003                           34,836
                   2004                            4,836
                   2005 and thereafter               403

NOTE E -  STOCK REGISTRATION

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

NOTE F -  STOCK ISSUANCES

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

NOTE G -  INCOME TAXES

Since its inception, Tel-One has an accumulated loss of $846,946 and $579,894 for financial statements purposes through March 31, 2002 and December 31, 2001 respectively ($843,286 and $575,984 for income tax purposes respectively), which can be used to offset future taxable income through 2016.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE G -  INCOME TAXES (CONTINUED)

The potential tax benefit of this loss is estimated as follows:
              Future tax benefit            $      168,657
              Valuation allowance            (     168,657)
                                            ---------------
              Future tax benefit            $            -
                                            ===============

As of March 31, 2002 and December 31, 2001, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

NOTE H -  RELATED PARTY TRANSACTIONS

Securities  Transactions
------------------------

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

Other Transactions
------------------

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

On January 16, 2002, W. Kris Brown, the president of Tel-One, through a private oral transaction, agreed to sell 300,000 shares of Tel-One common stock to two related parties, for $1.00 per share. W. Kris Brown received the funds, however, prior to the issuance of the stock certificates the SEC filed a compliant in federal court resulting in the freeze of W. Kris Brown's assets.

                                  TEL-ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


NOTE I -  OPERATING LEASES

Effective July 1, 2001, Tel-One also entered into a lease agreement with Telecom Response, Inc., a related company through common ownership and management, for its executive offices and warehouse at $2,859 per month through April 30, 2002. The terms of the lease have been subsequently renewed until March 31, 2003.

The Company also leases office space in Boca Raton, Florida under one year non-cancelable operating leases expiring July 31, 2002 at $1,000 per month plus common area maintenance expenses and applicable Florida sales tax. This lease was terminated March 2002, and future rent has been paid and expensed in the current quarter.

The Company also leases office space in New York under one year non-cancelable operating leases expiring June 2002 at $2,861 per month including common area maintenance expenses and applicable sales tax.

Future minimum lease payments required under these operating leases are as follows:

               Year ended December 31,          Amount
               -----------------------      --------------
                 2002 and thereafter        $       58,474
                                            ==============

NOTE J -  DONATED SERVICES

During the year ended December 31, 2001, Kris Brown and Chuck Williams, president and secretary of Tel-One respectively, performed services on behalf of the Tel-One with a fair value of $36,092. Furthermore during the three months ended March 31, 2002, Kris Brown, president of Tel-One, continued to perform services on behalf of Tel-One with a fair value of $18,750. The donated value of these services was recorded as contributed capital.

NOTE K -  MATERIAL EVENTS

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

On January 22, 2002, the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. Tel-One, without admitting or denying the allegations of the Complaint, voluntarily consented to settle the matter and allow the company to continue with its business operations with no pecuniary penalties.

We consented to the entry of a proposed final judgment of permanent injunction against us as part of a settlement reached by us with the SEC in May 2002. Under the terms of the final judgment, it was ordered that we are permanently restrained and enjoined from:

1. violating section 17(a) of the 1933 Act. Section 17(a) of the 1933 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

2. violating section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), including Rule 10b-5. Section 10(b) of the 1934 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

A similar judgment was consented to by Mr. Brown enjoining him from violations of section 17(a) of the 1933 Act, section 10(b) of the 1934 Act and section 13(a) of the 1934 Act. In addition, Mr. Brown consented to a judgment against him in the amount of $30,000.

This proposed Good Faith Settlement with the SEC Southeast Regional Office is subject to final review and approval by the Securities and Exchange Commission in Washington.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Regarding  Forward-Looking  Information
--------------------------------------------------------------

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

Critical  Accounting  Policies  And  Estimates
----------------------------------------------

Tel-One's significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Tel-One's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

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

Allowance for Uncollectible Accounts Receivable. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

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

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance that could materially impact our financial position and results of operations.

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

During 2001 we began to develop the first phase of our business before completing our common stock offering, which netted $552,920 after offering costs of $47,080, and continued to develop the business plan to the end of the year and beyond. Operationally, the company continues to be a developmental firm.

There is no assurance that a commercially viable market exists in this planned business approach. We will not know this until sufficient and appropriate marketing is done.

Results  of  Operations
-----------------------

Revenues. During the first quarter ending March 31, 2002 we have had revenues of $311,250 to date, as compared to $238, 644 in revenues for the year ended December 31, 2001. The Company began implementing its operations July 2001. As the company was not operational for the three months ended March 31, 2001 there can be no prior year comparisons for the same period.
Gross Margin. Gross Margin for the three months ended March 31, 2002 was $81,206. For the year ended December 31, 2002 the Gross Margin was $104,939.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three months ended March 31, 2002 were $348,288. For the year ended December 31, 2001 the SG&A expenses were $715,899.

Profitability. At the end of the three months ended March 31, 2002 the company had a net loss of $267,052. For the year ended December 31, 2001 the company had a net loss of $608,721.

Because we are in the early stages of implementing our business plan, we cannot indicate if we will ever be profitable.

Plan  of  Operation
-------------------

Our management believes it will be difficult to generate any profit during the calendar year 2002, as developmental and marketing costs will most likely exceed any anticipated revenues.

The company at the beginning of this period was taking measures to raise additional capital. However, in January 2002, we were named in a complaint and action instituted by the SEC. The SEC complaint filed in the US District Court asserted the company was a participant in a false advertising scheme in order to increase market value of its stock. The company engaged outside counsel to defend itself in this action.

Once the SEC claim became public knowledge, and the company was forced to defend itself from potential litigation and protect shareholder interest. During the quarter, several marketing programs and developmental activities were ceased in an effort to reduce operational costs and preserve working capital. The plans to raise additional capital were suspended pending satisfactory resolve of the matter, in the company and shareholder's best interest.

The management believes the company is insufficiently capitalized. Currently, we are exploring additional sources of funding to augment working capital.

The company continues to receive the proceeds, net of cost and expenses, from a Florida Centrex agreement that exists between Telecom Response, Inc. ("TRI") and the State of Florida. This agreement to receive proceeds was executed November 7, 2000.

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

The following selected financial data, as of March 31, 2002, and December 31, 2001 have been extracted from the financial statements of Tel-One, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, Tel-One's financial statements and accompanying notes.

                               SELECTED FINANCIAL DATA

                                  AS OF AND FOR THE
                    THREE MONTH PERIOD         TWELVE MONTH PERIOD
                    ENDED MARCH 31, 2002       ENDED DECEMBER 31, 2001
                ----------------------------------------------------------

                                  INCOME STATEMENT
                                  ----------------

                                        Percentage                  Percentage
                              2002     of Net Sales      2001      of Net Sales
                           ----------  --------------  ----------  ---------------
Revenue                    $ 311,250            100%   $ 238,644             100%
Cost of revenues           $ 230,044             74%   $ 133,705              56%
Gross profit               $  81,206             26%   $ 104,939              44%
Operating expenses         $ 348,288           (112%)  $ 715,899           ( 300%)
Loss before other income   $(267,082)         ( 186%)  $(610,960)          ( 256%)
Other income               $      30              -    $   2,239               1%
Net loss                   $(267,052)         ( 186%)  $(608,721)          ( 255%)

Net loss per share,
  Basic and fully diluted  $   (0.03)                 $   (0.06)

BALANCE SHEET:
                            MARCH 31, 2002    DECEMBER 31, 2001

Current assets             $       198,027   $          205,871
Current liabilities        $       418,060   $          211,119
Working capital            $      (220,033)  $        (   5,258)
Property & equipment       $        24,279   $            9,210
Total assets               $       227,245   $          221,220
Stockholders' equity       $      (230,890)  $           10,101


Three  Months  ended  March  31,  2002 and Twelve Months Ended December 31, 2001
--------------------------------------------------------------------------------

The Company did not conduct any business during the first and second quarter of 2001 that resulted in substantial revenue. Most of the activities in the first and second quarter were devoted to conducting financing activities to obtain working capital and completing a registration statement under the securities act of 1933 on form SB-2, which was declared effective June 22, 2001. We began implementing our business plan during July 2001, resulting in increased levels of revenues and corresponding operating expenses. Since we were organized on November 3, 2000, we do not have comparable prior years figures.

During the three months ended March 31, 2002 we generated total revenues of $311,250 with a cost of sales of $230,044 resulting in a gross profit percentage of 26%, which was lower then management's expectations due to the increased cost to hire and develop a technical staff for future projects. The initial news concerning the SEC complaint had a negative impact on marketing activities resulting in lower then anticipated sales revenue.

For the three months ended March 31, 2002, our Company incurred sales, general and administrative expenses of $348,288 resulting from an increased level of activity. The major components principally salaries and benefits ($239,740), advertising ($7,528), legal and professional fees ($21,268), taxes and licenses ($18,698), rent ($26,633), insurance ($5,189), and administrative expenses ($28,707).

The operations for the three months ended March 31, 2002 resulted in a loss of $267,052. Many of the expenses we incurred during the quarter are not expected to recur, at least not to the same degree, and were unique as they related to continued initializing of operations, hiring and training employees, initial marketing efforts and others.

The company is expected to have a significant one-time increase in legal expenses resulting from its efforts to defend itself in connection with the SEC complaint. The amount of expense resulting from the defense has not yet been determined, as subsequent action is still ongoing. The company expects the cost of its defense not to exceed $75,000.

Significant  financial  highlights  follow.

During the three months ended March 31, 2002 we made substantial strides in penetrating the market as we continued to develop our business plan. The growth in revenues was possible by consistent and continued marketing activity, sales activity, and prospective customer awareness of the company

Our revenues for the first quarter ended March 31, 2002 increased $72,606 from $238,644 for the previous full year ended December 31, 2001, as a result of securing project management and technical services for new regional and multi-location accounts and launching a new Tele-medicine network in Florida.

Liquidity  and  Capital  Resources
----------------------------------

The  Company  is authorized to issue 100,000,000 shares of its $0.0001 par value
common  stock.   As  of  March 31, 2002, we had 10,300,000  registered shares of our  common  stock  that  was  issued  and  outstanding.

At March 31, 2002, we had a negative working capital of $220,033 (compared to a deficiency of $5,258 at December 31, 2001). The company has begun efforts to raise additional capital. We believe that with the infusion of additional capital coupled with our present cash position, plus the expected collection of our accounts receivable, and future revenues, and the continued proceeds from TRI on the Centrex Contract rights agreement, our cash position would be adequate to fund our working capital requirements for at least six months.

We currently do not have alternative sources of financing, including bank, private lending sources, or equity capital sources. There is no assurance that our efforts to raise capital or develop alternative sources of financing will succeed. Without this funding, the Company will be unable to move its business plan further.

Market  For  Company's  Common  Stock
-------------------------------------
The common stock of our Company is currently traded on the NASDAQ OTC Pink Sheet market under the trading symbol of (TLON).

At March 31, 2002 there was no common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, our Company's common stock.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On January 22, 2002, the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. Tel-One, without admitting or denying the allegations of the Complaint, voluntarily consented to settle the matter and allow the company to continue with its business operations with no pecuniary penalties.

     We consented to the entry of a proposed final judgment of permanent injunction against us as part of a settlement reached by us with the SEC in May 2002. Under the terms of the final judgment, it was ordered that we are permanently restrained and enjoined from:

1. violating section 17(a) of the 1933 Act. Section 17(a) of the 1933 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

2. violating section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), including Rule 10b-5. Section 10(b) of the 1934 Act prohibits fraudulent devices and schemes, misstatements and omissions of material facts and acts and practices that operate as a fraud or deceit in connection with the offer or sale of any securities;

     A similar judgment was consented to by Mr. Brown enjoining him from violations of section 17(a) of the 1933 Act, section 10(b) of the 1934 Act and section 13(a) of the 1934 Act. In addition, Mr. Brown consented to a judgment against him in the amount of $30,000.

     The proposed Good Faith Settlement with the SEC Southeast Regional Office is subject to final review and approval by the SEC Commissioners.

Item  2.  Changes  in  Securities

          None.

Item  3.  Defaults  Upon  Senior  Securities

          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          None.

Item  5.  Other  Information

          None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits  Filed.

                    None.

          (b)  Reports  on  Form  8-K.

The  Company  filed  the  following  Form  8-K  with the Securities and Exchange
Commission:

     1) Current Report Form 8-K was filed January 22, 2002 reporting the resignation of George Carapella as Director of the Company.

     2) Current Report Form 8-K was filed on February 1, 2002 reporting the instigation of a complaint by the Securities and Exchange Commission against the Company, various shareholders and related parties, and the Company's position thereto

     3) Current Report Form 8-K was filed on February 11, 2002 reporting a statement of business conditions.

SIGNATURES
----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEL-ONE, INC.

Dated:  May 20, 2002                        /S/  W. Kris Brown
                                            -----------------------------
                                            W. Kris Brown, President, and
                                            Chief Executive Officer