Form 10QSB
period 2002-06-30
TELEON CORP
filed 2002-08-21
CIK 1130941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 333-53050


                                  TELEON CORP.
                                  ------------

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


AS OF JUNE 30, 2002, 11,028,000 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

                          PART I - FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Teleon, Corporation (formerly Tel-One) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the six-month period ended June 30, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Balance sheets as of June 30, 2002 (unaudited) and December 31, 2001           1

Statements of operations for the three and six months ended June 30, 2002
(unaudited)                                                                    2

Statements of cash flows for the three and six months ended June 30, 2002
(unaudited)                                                                    3

Statements of stockholders' deficit for the three and six months
ended June 30,2002 (unaudited)                                                 4

Notes to Financial Statements                                               5-10

                                          TELEON CORPORATION
                                           FORMERLY TEL-ONE
                                     (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEETS
                                                ASSETS


                                                                    JUNE 30,           DECEMBER 31,
                                                                      2002                 2001
                                                              ---------------------  ----------------
CURRENT ASSETS
    Cash                                                      $                767   $        32,149
    Accounts receivable, net of allowance of
    $7,100 and $7,100,respectively                                          20,129            77,835
    Loan receivable - related party                                              -            13,004
    Inventory                                                               22,595            73,956
    Prepaid expenses and other assets                                        1,826             8,927
                                                              ---------------------  ----------------
             Total current assets                                           45,317           205,871
                                                              ---------------------  ----------------

FURNITURE AND EQUIPMENT, net of
    accumulated depreciation of $5,277 and
    $928 respectively                                                       21,380             9,210
                                                              ---------------------  ----------------

OTHER ASSETS
    Deposits                                                                 4,939             6,139
                                                              ---------------------  ----------------
             Total other assets                                              4,939             6,139
                                                              ---------------------  ----------------

    TOTAL ASSETS                                              $             71,636   $       221,220
                                                              =====================  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                          $            204,778   $       151,112
    Accrued salaries                                                       194,072            47,723
    Other accrued expenses                                                  16,916            12,284
    Advances from Telecom Response, Inc.                                    36,802                 -
    Current portion of long-term debt                                        4,030                 -
                                                              ---------------------  ----------------
             Total current liabilities                                     456,598           211,119
                                                              ---------------------  ----------------

LONG-TERM LIABILITIES
     Notes payable, net of current portion                                  73,886                 -
                                                              ---------------------  ----------------
             Total liabilities                                             530,484           211,119
                                                              ---------------------  ----------------
STOCKHOLDERS' DEFICIT
     Common stock, $.0001 par value, 100,000,000 shares
     authorized, 10,716,949 and 10,000,000 shares issued and
     outstanding at June 30, 2002 and December 31, 2001,
     respectively                                                            1,447             1,030
     Additional paid-in capital                                          1,630,304           956,717
     Contract receivable for stock issued                      (           328,028)   (      335,339)
     Deferred compensation on stock issued for services        (           575,254)                -
     Retained deficit                                          (         1,187,317)   (      612,307)
             Total stockholders' deficit                       (           458,848)           10,101
                                                              ---------------------  ----------------
TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIT                  $             71,636   $       221,220
                                                              ---------------------


                                        1

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                        THREE MONTHS          SIX MONTHS
                                            ENDED               ENDED
                                        JUNE 30, 2002       JUNE 30, 2002
                                      -----------------  --------------------
REVENUES                              $         69,856   $           381,106

COST OF REVENUES                                29,890               259,935
                                      -----------------  --------------------

GROSS PROFIT                                    39,966               121,171
                                      -----------------  --------------------

OPERATING EXPENSES
    Advertising                                      -                 7,528
    Insurance                                    8,196                13,386
    Legal and professional fees                105,986               127,253
    Rent                                        19,477                46,110
    Salaries and benefits                      183,017               422,757
    Taxes and licenses                          11,427                30,125
    Interest                                       714                 1,239
    Administrative expenses                     19,107                47,813
                                      -----------------  --------------------
           Total operating expenses            347,924               696,211
                                      -----------------  --------------------

(LOSS) FROM OPERATIONS                   (     307,958)      (       575,040)

OTHER INCOME
     Interest and other income                       -                    30
                                      -----------------  --------------------
NET (LOSS)                            $  (     307,958)  $   (       575,010)
                                      =================  ====================

(LOSS) PER COMMON SHARE
      Basic                           $  (        0.03)  $  (           0.05)
                                      =================  ====================

      Fully diluted                   $  (        0.03)  $  (           0.05)
                                      =================  ====================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
      Basic                                 10,716,949            10,716,949
                                      =================  ====================

      Fully diluted                         10,716,949            10,716,949
                                      =================  ====================

                                            TELEON CORPORATION
                                             FORMERLY TEL-ONE
                                       (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS           SIX MONTHS
                                                                        ENDED                 ENDED
                                                                    JUNE 30, 2002         JUNE 30, 2002
                                                                 --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                     $  (        307,958)  $  (        575,010)
                                                                 --------------------  --------------------
  Adjustments to reconcile net loss to cash (used) in provided by operating activities:
     Allowance for bad debts                                                       -                   505
     Depreciation                                                              2,899                 4,349
     Donated services                                                              -                18,750
     Amortization of consulting agreements                                    80,000                80,000
  Decrease (increase) in current assets:
    Accounts receivable                                                      143,957                57,201
    Inventory                                                                  2,580                51,361
    Prepaid expenses and other assets                                          3,363                 7,101
    Deposits                                                                       -                 1,200
  Increase (decrease) in current liabilities:
    Accounts payable                                                (        101,199)               53,666
    Accrued salaries                                                         107,857               146,349
    Advances to Telecom  Response, Inc.                                       36,802                36,802
    Other accrued expenses                                          (          4,922)                4,632
                                                                 --------------------  --------------------
        Total adjustments                                                    271,337               461,916
                                                                 --------------------  --------------------
  Net cash (used) in operating activities                           (         36,621)     (        113,094)
                                                                 --------------------  --------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                                                         -      (          1,500)
                                                                 --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from stockholder                                                       35,000                65,000
  Loan from related party                                                          -                13,004
  Payments on notes payable                                         (          1,189)     (          2,103)
  Collection of contract for stock sale                                            -                 7,311
                                                                 --------------------  --------------------
  Net cash provided by financing activities                                   33,811                83,212
                                                                 --------------------  --------------------

NET (DECREASE) IN CASH                                              (          2,810)     (         31,382)

CASH, BEGINNING OF THE PERIOD                                                  3,577                32,149
                                                                 --------------------  --------------------

CASH, END OF THE PERIOD                                          $               767   $               767
                                                                 ====================  ====================
SUPPLEMENTAL DISCLOSURE OF A NON-CASH
INVESTING AND FINANCING ACTIVITY:
  Fixed assets acquired through long term debt                                     -   $            15,019
                                                                 ====================  ====================

                                       TELEON CORPORATION
                                        FORMERLY TEL-ONE
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

                                                         ADDITIONAL
                                       COMMON STOCK       PAID-IN       RETAINED
                                     SHARES     AMOUNT    CAPITAL        DEFICIT         TOTAL
                                   -----------  -------  ----------  ---------------  ------------
BALANCE,
    DECEMBER 31, 2001              10,300,000   $ 1,030  $  956,717  $  (   612,307)  $    10,101

Donated services by Kris Brown              -         -      18,750               -        18,750

Collection of contract receivable           -         -           -               -         7,311

Net loss for the period                     -         -           -   (     267,052)   (  267,052)
                                   -----------  -------  ----------  ---------------  ------------
BALANCE,
    MARCH 31, 2002                 10,300,000     1,030     975,467   (     879,359)     (230,890)

Stock issued for future
  consulting services                 416,949       417     654,837               -       655,254

Deferred compensation on
  stock issued for consulting
  services

                                                                                       (  575,254)

Net loss for the period                     -         -           -    (    307,958)   (  307,958)
                                   -----------  -------  ----------  ---------------  ------------
BALANCE,
    JUNE 30,  2002                 10,716,949   $ 1,447  $1,630,304  $  ( 1,187,317)  $ ( 458,848)
                                   ===========  =======  ==========  ===============  ============

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations
----------------------

Teleon Corporation, a Florida corporation, (formerly Tel-One, Inc.) was organized on November 3, 2000, ("Teleon") is a development stage company, and as such has devoted most of its efforts to developing its business plan, issuing common stock, raising capital, establishing its accounting systems, hiring staff, and other administrative functions.

Teleon's strategy is to provide quick, efficient and affordable project management and technical services on complex telephony projects and plans, such as product evaluations, systems and network design, project implementation, onsite installation services, database design and input, testing and quality assurance primarily to Fortune 2000 and other companies throughout the country.

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

Earnings  Per  Share
--------------------

Teleon records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

Basis  of  Accounting
---------------------

Teleon maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Revenue  Recognition
--------------------

Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses. A contract is considered substantially completed if remaining costs are not significant in amount. Teleon does not allocate general and administrative expenses to its contracts in progress.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statement of cash flows, Teleon considers amounts held by financial institutions and short- term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts  Receivable
--------------------

Teleon's trade accounts receivable result from the sale of its products and services to private companies primarily located in West Central Florida. Teleon uses the allowance method to account for uncollectible accounts.

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

Depreciation of furniture and equipment is calculated primarily using the straight-line method based on the respective assets' estimated useful lives (office and computer equipment, 5 years; furniture and fixtures, 7 to 10 years; vehicle, 5 years). Depreciation expense for the three and six month periods ended June 30, 2002 amounted to $2,899 and $4,349, respectively.


Advertising  Costs
------------------

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

Income  Taxes
-------------

Teleon records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Concentration  of  Credit  Risk
-------------------------------

Financial instruments, which potentially expose Teleon to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of contract receivable and accounts receivable.

Teleon purchased the rights to the contract receivable, net of cost, derived from the fulfillment of services and product delivery required by contract requirements to the State of Florida Government Centrex Contract. Teleon is exposed to credit risk relating to the fulfillment and collection on this contract. Generally, contracts with governmental entities have low credit risk characteristics.

The potential for loss on receivables with governmental entities is usually minimal; while credit limits, ongoing credit evaluation, and account monitoring procedures are utilized to minimize the risk of loss on private companies.
Collateral  is  generally  not  required.

Teleon extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. During the current periods, Teleon did not sustain any losses from its accounts receivable.

NOTE  B  -  CONTRACT  RECEIVABLE

On November 7, 2000, Teleon issued 5,000,000 shares of its $.0001 par value common stock to Telecom Response, Inc., an unrelated entity, in exchange for the rights to a contract receivable, net of cost, derived from the fulfillment of services and product delivery required by the contract under the State of Florida Government Centrex Contract identified as contract number 730-030-99-1.

This contract commenced August 4, 1998 by and between the State of Florida and Telecom Response, Inc., and has an initial term expiration date of January 1, 2003.

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

During the term of the agreement through January 1, 2003, Telecom Response will invoice for these services and products, and collect the resulting accounts receivable from the State of Florida. Upon collection of the receivables, Telecom Response, Inc. will remit to Teleon the amount of the collection, net of costs and expenses as contractually agreed. Amounts due to Teleon are settled quarterly.

Teleon will account for any difference received under this arrangement with Telecom Response, Inc. estimated at $362,019, as an adjustment to the selling price of the underlying common shares, either as an increase or decrease in paid-in capital. During the three and six months ended June 30, 2002, Teleon received payments of $0 and $0 respectively, from this contract. Teleon recorded the transaction similar to a stock subscription; therefore the amount receivable under this agreement has been shown as a reduction of stockholders' equity.

In connection with this transaction, George Carapella resigned as president and secretary of Teleon, Alan Lipstein resigned as director of Teleon, and W. Kris Brown and Chuck Williams, president and vice-president strategic planning/finance of Telecom Response, Inc., respectively, were elected president and secretary of Teleon.

NOTE  C  -  NOTES  PAYABLE

On January 4, 2002, the majority shareholder of Teleon made
an advance to Teleon totaling $30,000.  The indebtedness was evidenced by an interest bearing promissory note, bearing  interest at the rate of 7%.  The note is due on January 5, 2003.  Teleon has accrued $1,050 and $525 respectively for interest expense, which
has been included as part of other accrued expenses.                 $30,000  $30,000
                                                                     =======  =======

On April 17, 2002, the majority shareholder of Teleon made an advance to Teleon totaling $35,000.  The indebtedness was
evidenced by an interest bearing promissory note, bearing  interest
at the rate of 7%.  The note is due on January 5, 2003.               35,000        -

Notes Payable-Ford Motor Credit Payable in monthly installments of $403, beginning February 2002, with no interest, collateralized
by a vehicle.                                                         12,916   14,105
                                                                     -------  -------
                                                                      77,916   44,105
     Less: current portion of long-term debt                           4,030    4,030
                                                                     -------  -------
      Total long-term debt                                           $73,886  $40,075
                                                                     =======  =======

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  C  -  NOTES  PAYABLE  (CONTINUED)

Principal  maturities  are  as  follows:
     Period ending June 30,                        Amount
     ----------------------                        -------
          2002                                     $ 4,030
          2003                                      69,836
          2004                                       4,050
                                                   -------
                                                   $77,916


NOTE  D  -  STOCK  ISSUANCES

On May 8, 2002, 400,000 shares of Teleon's $.0001 par value common stock were issued to Donald Quarterman and Christopher Gilcher with Pinnacle Capital Services, LLC in exchange for various consulting services to be provided through May 8, 2003. The value of this contract has been valued at $640,000. This value was determined using the closing price of Teleon's stock as of May 8, 2002, the date the contract was entered into. The closing stock price on May 8, 2002 was $1.60 per share. The consulting agreement will be expensed over the life of the contract. Expenses associated with this agreement as been included in professional fees of $80,000 for the three and six months ended June 30, 2002.

On June 11, 2002, 16,949 shares of Teleon's $.0001 par value common stock were issued to Kyle Kennedy under a consulting agreement which was valued at $15,254. The value was determined using the closing price of Teleon's stock as of June
11, 2002, the date the contract was entered into. The closing stock price on June 11, 2002 was $.90 per share. The consulting agreement has subsequently been cancelled by the Company and the stock was returned, but subsequent to June 30, 2002.

NOTE  E  -  INCOME  TAXES

Since its inception, Teleon has an accumulated loss of $1,154,904 for financial statements purposes through June 30, 2002 ($1,151,244 for income tax purposes), which can be used to offset future taxable income through 2016.

The potential tax benefit of this loss is estimated as follows:
              Future tax benefit                               $       230,249
              Valuation allowance                               (     230,249)
                                                               ----------------
              Future tax benefit                               $             -
                                                               ================

As of June 30, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

Other  Transactions
-------------------

On January 16, 2002, W. Kris Brown, the president of Teleon, through a private oral transaction, agreed to sell 300,000 shares of Teleon common stock to two related parties, for $1.00 per share. W. Kris Brown received the funds, however, prior to the issuance of the stock certificates the SEC filed a compliant in federal court resulting in the freeze of W. Kris Brown's assets.

                                  TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  G  -  OPERATING  LEASES

Effective July 1, 2001, Teleon also entered into a lease agreement with Telecom Response, Inc., a related company through common ownership and management, for its executive offices and warehouse at $2,859 per month through April 30, 2002. The terms of the lease have been subsequently renewed until March 31, 2003.

The Company also leases office space in Boca Raton, Florida under one year non-cancelable operating leases expiring July 31, 2002 at $1,000 per month plus common area maintenance expenses and applicable Florida sales tax. This lease was terminated March 2002, and future rent has been paid and expensed in the current quarter.

NOTE  G  -  OPERATING  LEASES  (CONTINUED)

The Company also leases office space in New York under one year non-cancelable operating leases expiring June 2002 at $2,861 per month including common area maintenance expenses and applicable sales tax.

Future minimum lease payments required under these operating leases are as follows:

                     Year ended December 31,                 Amount
                     -----------------------             ----------------
                            2002                         $         58,474
                            2003 and thereafter                     8,577
                                                         ----------------
                                                         $         67,051
                                                         ================

NOTE  H  -  DONATED  SERVICES

During the three months ended March 31, 2002, Kris Brown, president of Teleon, performed services on behalf of Teleon with a fair value of $18,750. The donated value of these services was recorded as contributed capital.

NOTE  I  -  MATERIAL  EVENTS

On January 22, 2002, the Securities and Exchange Commission filed a motion for temporary restraining order effectively freezing the assets of Teleon and certain of its principals and promoters with the United States District Court in Tampa, Florida.

On January 23, 2002, the Commission issued an Order of Suspension of Trading in Teleon's stock pursuant to Section 12(k) of the Securities Exchange Act of 1934. Teleon's stock was effectively halted for 10 business days.

On January 24, 2002, the Commission agreed to modify the temporary restraining order by modifying the asset freeze order thereby allowing Teleon to operate during the pendency of the investigation. The Commission's investigation has yet to be concluded.

The ultimate conclusion and resolution of the investigation and the effect on Teleon's financial statements, and its principals, if any, has not been determined.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATIONS

When used in this Form 10-QSB and in future filings by Teleon with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," "Teleon expects," "will continue," "is anticipated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Teleon has no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Introduction
------------

Our Company is engaged in the telecommunication business as a interconnect and management services company. The current core of our business is to provide project management services and products for commercially viable enterprises that are in need of telecom management and service support that could be the basis from which we might produce revenues

This business approach includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

During July 2001 we began to develop the first phase of our business plan. Operationally, the company continues to be a developmental firm.

There is no assurance that a commercially viable market exists in this planned business approach. We will not know this until sufficient and appropriate marketing is done.

Results  of  Operations
-  --------------------

Revenues. During the first six months of the year 2002 for period ended June 30, 2002, we had total revenues to date of $381,106. For the three months ending June 30, 2002 we had revenues of $69,856. The company began implementing its operations July 2001. As the company was not operational for the three months ended June 30, 2001 there can be no prior year comparisons for the same period.

Gross Margin. Gross Margin for the three month period ended June 30, 2002 was $39,966. Gross Margin for the six months ended June 30, 2002 was $121,171.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three months ended June 30, 2002 were $347,924. For the six months ended June 30, 2002 the year to date SG&A expenses were $696,212.

Profitability. For the three months ended June 30, 2002 the company had a net loss of $307,958. For the six months ended June 30, 2002 the company had a net loss of $575,040.

Because we are still in the early stages of implementing our business plan, we cannot indicate if we will ever be profitable.


Plan of Operation
-----------------

Our management believes it will be difficult to generate any profit during calendar year 2002, as developmental and marketing cost will most likely exceed any anticipated revenues.

The company at the beginning of this year was taking measures to raise additional capital. However, in January 2002, the company was named as a defendant in a complaint and action instituted by the SEC. The SEC complaint filed in the US District Court asserted the company was a participant in a false advertising scheme in order to increase market value of its stock. The company engaged outside counsel to defend itself in this action.

Once the SEC claim became public knowledge, the company was forced to defend itself from potential litigation and protect shareholder interest. During the quarter, several marketing programs and developmental activities were ceased in an effort to reduce operational costs and preserve working capital. The plans to raise additional capital were suspended pending satisfactory resolve of the matter, in the company and shareholder's best interest.

As of July 12, 2002, the company reached a final arrangement with the SEC as attested to by a final judgment issued by the United States District Court, Middle District of Florida. Under the settlement, the company was not charged with any fines, penalties or disgorgements, and the company without admitting or denying the allegations of the SEC complaint, entered into a voluntary consent to permanent injunction not to commit fraud in violation of Section 17(a) of The Securities Act of 1933 or Section 10(b) of The Exchange Act of 1934 and rule 10b-5 thereunder.

It is managements belief and contention that revenue production for the first six months of this calender year was dilatoriously affected by the negative press associated with the SEC complaint and action against the company. Many of the prospective clients or accounts from which the company expected revenue, either postponed their intended activity, or decided not to enter into business with the company as a result of the negative information they read or obtained about the firm.

With the SEC complaint resolved, management expects new business and revenue to increase, based on the firm's original business plan.

The management recognizes the company is insufficiently capitalized. Currently, we are exploring additional sources of funding to augment working capital.

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

The following selected financial data, as of the six month period ended June 30, 2002, and of the three month period ended June 30, 2002 have been extracted from the financial statements of Teleon, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, Teleon's financial statements and accompanying notes.


                            SELECTED FINANCIAL DATA

                                                 AS OF AND FOR THE
                                  SIX  MONTH  PERIOD           THREE  MONTH  PERIOD
                                ENDED  JUNE  30,  2002        ENDED  JUNE  30,  2002
                           ------------------------------  -----------------------------

INCOME  STATEMENT
                                              PERCENTAGE                     PERCENTAGE
                                  2002       OF NET SALES        2002       OF NET SALES
REVENUE                    $     381,106             100%  $      69,856            100%
COST OF REVENUES           $     259,935              68%  $      29,890             43%
GROSS PROFIT               $     121,171              32%  $      39,966             57%
OPERATING EXPENSES         $     696,211           (183%)  $     347,924         ( 498%)
LOSS BEFORE OTHER INCOME   $    (575,040)          (151%)  $    (307,958)        ( 441%)
OTHER INCOME               $          30               -   $           -              -
NET LOSS                   $    (575,010)         ( 151%)  $    (307,958)        ( 441%)

NET LOSS PER SHARE,
  BASIC AND FULLY DILUTED  $       (0.05)  $       (0.03)


BALANCE  SHEET:
                                     JUNE 30, 2002

CURRENT  ASSETS                    $        45,317
CURRENT  LIABILITIES               $       456,598
WORKING  CAPITAL                   $      (411,281)
PROPERTY  &  EQUIPMENT             $        21,380
TOTAL  ASSETS                      $        71,636
STOCKHOLDERS'  EQUITY              $      (458,848)

Six Months and Three Months Ended June 30, 2002
-----------------------------------------------

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

During the six months ended June 30, 2002 we generated total revenues of $381,106 with a cost of sales of $259,935 resulting in a gross profit percentage of 32%. Although the gross profit percentage decreased by 1% over the previous quarter, it was still lower than management's expectations do to the previous cost to hire and develop, and maintain technical staff for future projects. These cost would have had less of a continuing effect to gross profit if the company had not continued to experience additional declines in expected revenue production during the second quarter ended June 30, 2002 as a result of the news surrounding the SEC complaint.

The initial news concerning the SEC complaint had a negative impact on marketing and sales activities resulting in much lower then anticipated sales revenue for the first six months of the calender year 2002.

For the six months and three months ended June 30, 2002, our Company incurred sales, general and administrative expenses of $696,211 resulting from ongoing operations. The major components principally salaries and benefits ($422,757), advertising ($7,528), legal and professional fees ($127,253), taxes and licenses ($30,125), rent ($46,110), insurance ($13,386), and administrative expenses ($47,813).

The company is expected to have a significant one time increase in legal expenses resulting from its efforts to defend itself in connection with the SEC Complaint. The amount of expense resulting from the defense has not yet been fully determined. The company expects the cost of its defense not to exceed $75,000 in this, or any other matter.

Significant  financial  highlights  follow.

During the three months ended June 30, 2002 we incurred unexpected difficulty in penetrating the market. The decline in revenues resulted from our inability to attract a sufficient number of new customers and retain prospective customers do to the negative press surrounding the company.

Our revenues for the second quarter ended June 30, 2002 decreased $241,394 from $311,250 for the previous quarter ended March 31, 2002, as a result of securing project management and technical services for new regional and multi-location accounts and launching a new Tele-medicine network in Florida.

Liquidity  and  Capital  Resources
----------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stockAs of June 30, 2002, we had 10,716,949 registered shares of our common stock that was issued and outstanding.

At June 30, 2002, we had a negative working capital of $411,281. The company endeavors to raise additional capital. It is uncertain that without the infusion of additional capital coupled with our present cash position, plus the expected collection of our accounts receivable, and future revenues, and the continued proceeds from TRI on the Centrex Contract rights agreement, our cash position would be adequate to fund our working capital requirements for the next six months.

We currently do not have alternative sources of financing, including bank or private lending sources, or equity capital sources. There is no assurance that our efforts to raise capital or develop alternative sources of financing will succeed. Without this funding, the Company will be unable to move its business plan further.

Market  For  Company's  Common  Stock
-------------------------------------
The common stock of our Company is currently traded on the NASDAQ OTC Pink Sheet market under the trading symbol of (TLOC).

At June 30, 2002 there was no common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, our Company's common stock.

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

     The proposed Good Faith Settlement with the SEC Southeast Regional Office has been accepted and approved by the SEC Commissioners.


On July 15, 2002 The Securities and Exchange Commission (SEC) announced the settlement of most of its claims arising out of its January 2002 emergency action and trading suspension against Tel-One, Inc. and certain of its principals and promoters. The settlement, which the Court entered on July 12, 2002, imposes more than $2 million in disgorgement and penalties, and permanently enjoins all of the defendants from future violations of the antifraud provisions of the federal securities laws. The SEC also announced that it intends to ask the court to appoint a claims administrator to disburse the defendants' ill-gotten gains to investors who were victimized by the scheme.

In February, 2002 the Company was named in a trademark infringement suit relating to the name "Tel-One". The Company had filed its application for a federal trademark with the United States Patent and Trademark Office in December 27, 2000. Settlement of this matter is pending.

On May 1, 2002, our Board of Directors voted to change our name from TEL-ONE, INC. to TELEON CORPORATION. On May 28, 2002, we filed with the Florida Secretary of State an amendment to our Articles of Incorporation reflecting the name change. As of Monday, June 17, 2002, Teleon, Inc., formerly Tel-One, Inc. began trading under the symbol "TLOC" and new CUSIP number 87945U 10 8.

On June 28, 2002, the Company registered 728,000 shares on form S-8 for consulting services by Kyle Kennedy, Christopher Gilcher and Donald Quaterman. Subsequently, on August 15, 2002 the Company filed Form RW effectively withdrawing and rescinding the Registration of 328,000 shares for Kyle Kennedy.



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

          (a)  Exhibits  Filed.

               None.

          (b)  Reports  on  Form  8-K.

The  Company  filed  the  following  Form  8-K  with the Securities and Exchange
Commission:

1) Current Report Form 8-K was filed on June 14, 2002, our Board of Directors voted to change our name from TEL-ONE, INC. to TELEON CORPORATION. And announced the Mr. Lee Colvin to its board of directors


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TELEON  CORP.

DATED:  AUGUST 20, 2002                            /S/  W.  KRIS  BROWN
                                                   -----------------------------
                                                   W. KRIS BROWN, PRESIDENT, AND
                                                   CHIEF  EXECUTIVE  OFFICER