Form 10QSB
period 2002-09-30
TELEON CORP
filed 2002-11-19
CIK 1130941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2002

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

Yes  X   No
     --     --


As of September 30, 2002, 10,700,000 shares of Common Stock were issued and outstanding.

                          PART I - FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Teleon, Corporation (formerly Tel-One) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine-month period ended September 30, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                             INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Balance sheets as of September 30, 2002 (unaudited) and December 31, 2001                       1

Statements of operations for the three and nine months ended September 30, 2002 (unaudited)     2

Statements of cash flows for the three and nine months ended September 30, 2002 (unaudited)     3

Statements of stockholders' deficit for the three and nine months ended September 30, 2002
(unaudited)                                                                                     4

Notes to Financial Statements                                                                5-11

                                       TELEON CORPORATION
                                        FORMERLY TEL-ONE
                                  (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS

                                             ASSETS

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 2002                 2001
                                                         ---------------------  ----------------
CURRENT ASSETS
    Cash                                                 $                 84   $        32,149
    Accounts receivable, net of allowance of
    $7,100 and $7,100,respectively                                     21,579            77,835
    Loan receivable - related party                                         -            13,004
    Inventory                                                          23,827            73,956
    Prepaid expenses and other assets                                       -             8,927
                                                         ---------------------  ----------------
          Total current assets                                         45,490           205,871
                                                         ---------------------  ----------------

FURNITURE AND EQUIPMENT, net of
    accumulated depreciation of $6,001 and
    $928 respectively                                                  20,656             9,210
                                                         ---------------------  ----------------
OTHER ASSETS
    Deposits                                                            4,939             6,139
                                                         ---------------------  ----------------
          Total other assets                                            4,939             6,139
                                                         ---------------------  ----------------

    TOTAL ASSETS                                         $             71,085   $       221,220
                                                         =====================  ================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                     $            285,952   $       151,112
    Accrued salaries                                                  230,518            47,723
    Other accrued expenses                                             37,040            12,284
    Advances from Telecom Response, Inc.                               19,077                 -
    Current portion of long-term debt                                   4,030                 -
                                                         ---------------------  ----------------
          Total current liabilities                                   576,617           211,119
                                                         ---------------------  ----------------

LONG-TERM LIABILITIES
     Notes payable, net of current portion                             90,380                 -
                                                         ---------------------  ----------------
          Total liabilities                                           666,997           211,119
                                                         ---------------------  ----------------
STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 100,000,000 shares
authorized, 10,700,000 and 10,000,000 shares issued and
outstanding at September 30, 2002 and December 31,
2001, respectively                                                      1,445             1,030
     Additional paid-in capital                                     1,615,052           956,717
     Contract receivable for stock issued                (            318,610)  (       335,339)
     Deferred compensation on stock issued for services  (            400,000)                -
     Retained deficit                                    (          1,493,799)  (       612,307)
                                                         ---------------------  ----------------
          Total stockholders' deficit                    (            595,912)           10,101
                                                         ---------------------  ----------------
TOTAL LIABILITIES AND  STOCKHOLDERS'
DEFICIT                                                  $             71,085   $       221,220
                                                         =====================  ================

                                              TELEON CORPORATION
                                               FORMERLY TEL-ONE
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS

                                        THREE MONTHS      THREE MONTHS      NINE MONTHS        NINE MONTHS
                                           ENDED             ENDED             ENDED              ENDED
                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                            2002              2001              2002              2001
                                      ----------------  ----------------  ----------------  -----------------
REVENUES                              $        73,644   $       155,819   $       454,750   $        163,156

COST OF REVENUES                               27,292            71,336           287,227             73,686
                                      ----------------  ----------------  ----------------  -----------------
GROSS PROFIT                                   46,352            84,483           167,523             89,470
                                      ----------------  ----------------  ----------------  -----------------
OPERATING EXPENSES
    Advertising                                     -             8,965             7,528             24,097
    Computer expense                                -             7,084                 -              7,457
    Insurance                                   1,276             7,544            14,661              8,756
    Legal and professional fees               218,463            10,936           345,717             14,644
    Office expenses                                 -             5,872                 -              6,557
    Rent                                        6,206            12,055            52,316             12,055
    Salaries and benefits                      93,721           136,465           516,478            176,886
    Seminars                                        -            15,211                 -             15,211
    Taxes and licenses                          6,531            11,012            36,656             12,883
    Interest                                    1,543                 -             2,782                  -
    Administrative expenses                    25,094            12,854            72,907             21,718
                                      ----------------  ----------------  ----------------  -----------------
          Total operating expenses            352,834           227,998         1,049,045            300,264
                                      ----------------  ----------------  ----------------  -----------------

(LOSS) FROM OPERATIONS                  (     306,482)    (     143,515)    (     881,522)     (     210,794)

OTHER INCOME
     Interest and other income                      -             1,536                30              1,536
                                      ----------------  ----------------  ----------------  -----------------
NET (LOSS)                            $  (    306,482)  $  (    141,979)  $  (    881,492)  $  (     209,258)
                                      ================  ================  ================  =================

(LOSS) PER COMMON SHARE
      Basic                           $  (       0.03)  $  (       0.01)  $  (       0.08)  $  (        0.02)
                                      ================  ================  ================  =================
      Fully diluted                   $  (       0.03)  $  (       0.01)  $  (       0.08)  $  (        0.02)
                                      ================  ================  ================  =================
WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING
      Basic                                10,700,000        10,130,435        10,700,000         10,043,796
                                      ================  ================  ================  =================
      Fully diluted                        10,700,000        10,130,435        10,700,000         10,130,435
                                      ================  ================  ================  =================

                                                 TELEON CORPORATION
                                                  FORMERLY TEL-ONE
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS         NINE MONTHS           NINE MONTHS
                                                            ENDED                ENDED                 ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                             2002                 2002                  2001
                                                      ------------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $  (      306,482)  $  (        881,492)  $ (         209,258)
                                                      ------------------  --------------------  --------------------
  Adjustments to reconcile net loss to cash (used) in
  provided by operating activities:
     Allowance for bad debts                                          -                   505                     -
     Depreciation                                                   724                 5,073                   121
     Donated services                                                 -                18,750                17,342
     Amortization of consulting agreements                      160,000               240,000                     -
  Decrease (increase) in current assets:
    Accounts receivable                                  (        1,450)               55,751     (         100,000)
    Inventory                                            (        1,232)               50,129     (           1,390)
    Prepaid expenses and other assets                             1,826                 8,927     (          10,336)
    Deposits                                                          -                 1,200                     -
  Increase (decrease) in current liabilities:
    Accounts payable                                             81,175               134,841                46,049
    Accrued salaries                                             36,446               182,795                 1,752
    Net advances to Telecom  Response, Inc.              (       21,816)               14,986                     -
    Other accrued expenses                                       20,124                24,756                     -
                                                      ------------------  --------------------  --------------------
        Total adjustments                                       275,797               737,713     (          46,462)
                                                      ------------------  --------------------  --------------------
Net cash (used) in operating activities                  (       30,685)     (        143,779)    (         255,720)
                                                      ------------------  --------------------  --------------------

CASH FLOWS USED IN INVESTING
ACTIVITIES
  Purchase of fixed assets                                            -      (          1,500)    (           4,849)
                                                      ------------------  --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred offering costs                                             -                     -     (          32,271)
  Proceeds from stock sale                                            -                     -               600,000
  Loan from stockholder                                          21,390                86,390                57,200
  Repayment of stockholder's loans                                    -                     -     (          57,200)
  Loan from related party                                             -                13,004                     -
  Payments on notes payable                              (          806)     (          2,909)                    -
  Capital contribution                                                -                     -                 2,141
  Collection of contract for stock sale                           9,418                16,729                 3,528
                                                      ------------------  --------------------  --------------------
  Net cash provided by financing activities                      30,002               113,214               573,398
                                                      ------------------  --------------------  --------------------

NET (DECREASE) IN CASH                                   (          683)     (         32,065)              312,829

CASH, BEGINNING OF THE PERIOD                                       767                32,149                   989
                                                      ------------------  --------------------  --------------------
CASH, END OF THE PERIOD                               $              84   $                84   $           313,818
                                                      ==================  ====================  ====================
SUPPLEMENTAL DISCLOSURE OF A NON-
CASH INVESTING AND FINANCING ACTIVITY:
  Fixed assets acquired through long term debt                        -   $            15,019                     -
                                                      ==================  ====================  ====================

                                               TELEON CORPORATION
                                                 FORMERLY TEL-ONE
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                     ADDITIONAL
                                            COMMON STOCK               PAID-IN          RETAINED
                                       SHARES          AMOUNT           AMOUNT           DEFICIT         TOTAL
                                    -------------  --------------  ----------------  ---------------  ------------
BALANCE,
   DECEMBER 31, 2001                  10,300,000   $       1,030   $       956,717   $  (   612,307)  $    10,101

Donated services by Kris Brown                 -               -            18,750                -        18,750

Collection of contract receivable              -               -                 -                -         7,311

Net loss for the period                        -               -                 -      (   267,052)   (  267,052)
                                    -------------  --------------  ----------------  ---------------  ------------
BALANCE,
   MARCH 31, 2002                     10,300,000           1,030           975,467      (   879,359)     (230,890)

Stock issued for future
  consulting services                    416,949             417           654,837                -       655,254

Deferred compensation on
  stock issued for consulting
  services

                                                                                                       (  575,254)

Net loss for the period                        -               -                 -      (   307,958)   (  307,958)
                                    -------------  --------------  ----------------  ---------------  ------------
BALANCE,
   JUNE 30,  2002                     10,716,949   $       1,447   $     1,630,304   $  ( 1,187,317)  $ ( 458,848)

Collection of contract receivable                                                                           9,418

Amortization of deferred
  compensation of stock issued
  for consulting services                                                                                 160,000

Cancellation of stock issued for
  consulting , and cancellation of
  agreement                         (     16,949)   (          2)   (       15,252)

Net loss for the period                        -               -                 -      (   306,482)    ( 306,482)
                                    -------------  --------------  ----------------  ---------------  ------------
BALANCE,
   SEPTEMBER 30, 2002                 10,700,000   $       1,445   $     1,615,052   $  ( 1,493,799)  $ ( 595,912)
                                    =============  ==============  ================  ===============  ============

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

Depreciation of furniture and equipment is calculated primarily using the straight-line method based on the respective assets' estimated useful lives (office and computer equipment, 5 years; furniture and fixtures, 7 to 10 years; vehicle, 5 years). Depreciation expense for the three and nine month periods ended September 30, 2002 amounted to $724 and $5,073, respectively.

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

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Teleon will account for any difference received under this arrangement with Telecom Response, Inc. estimated at $362,019, as an adjustment to the selling price of the underlying common shares, either as an increase or decrease in paid-in capital. During the three and nine months ended September 30, 2002, Teleon received payments of $9,418 and $7,311 respectively, from this contract. Teleon recorded the transaction similar to a stock subscription; therefore the amount receivable under this agreement has been shown as a reduction of stockholders' equity.

In connection with this transaction, George Carapella resigned as president and secretary of Teleon, Alan Lipstein resigned as director of Teleon, and W. Kris Brown and Chuck Williams, president and vice-president strategic planning/finance of Telecom Response, Inc., respectively, were elected president and secretary of Teleon.

NOTE  C  -  NOTES  PAYABLE

On January 4, 2002, the majority shareholder of Teleon made
an advance to Teleon totaling $30,000.  The indebtedness was
Evidenced by an interest bearing promissory note, bearing
interest at the rate of 7%.  The note is due on January 5, 2003.
Teleon has accrued $1,050 and $525 respectively for interest expense, which has been included as part of other accrued
expenses.                                                             $30,000  $30,000

On April 17, 2002, the majority shareholder of Teleon made an advance to Teleon totaling $35,000.  The indebtedness was
evidenced by an interest bearing promissory note, bearing  interest
at the rate of 7%.  The note is due on January 5, 2003.                35,000        -

On July 26, 2002, the majority shareholder of Teleon made an advance to The Company totaling $4,8000.  The indebtedness was evidenced by an interest bearing promissory note, bearing  interest
at the rate of 7%.  The note is due on July 26, 2003                  $ 4,800        -

On August 26, 2002, the majority shareholder of Teleon made an advance to Teleon totaling $5,000.  The indebtedness was
evidenced by an interest bearing promissory note, bearing  interest
at the rate of 7%.  The note is due on August 26, 2003.               $ 5,000        -


                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE C - NOTES PAYABLE (CONTINUED)

Notes Payable-Ford Motor Credit Payable in monthly installments of $403, beginning February 2002, with no interest,
collateralized by a vehicle.                                           12,110   14,105

On September 3, 2002, a shareholder, of Teleon advanced $7,500 to The Company.  The indebtedness was evidenced by a non-
interest-bearing promissory note.  The note is due on October 3,
2002.  Subsequently, this note has been paid.                           7,500        -
                                                                      -------  -------
                                                                       94,410   44,105
     Less: current portion of long-term debt                            4,030    4,030
                                                                      -------  -------
      Total long-term debt                                            $90,380  $40,075
                                                                      =======  =======

Principal maturities are as follows:
              Period ending December 31,                              Amount
              --------------------------                              -------
                           2002                                       $ 4,030
                           2003                                        86,330
                           2004                                         4,050
                                                                      -------
                                                                      $94,410
                                                                      =======

NOTE D - STOCK ISSUANCES

On May 8, 2002, 400,000 shares of Teleon's $.0001 par value common stock were issued to Donald Quarterman and Christopher Gilcher with Pinnacle Capital Services, LLC in exchange for various consulting services to be provided through May 8, 2003. The value of this contract has been valued at $640,000. This value was determined using the closing price of Teleon's stock as of May 8, 2002, the date the contract was entered into. The closing stock price on May 8, 2002 was $1.60 per share. The consulting agreement will be expensed over the life of the contract. Expenses associated with this agreement have been included in professional fees for the three and nine months ended September 30, 2002 of $80,000, and $160,000, respectively.

On June 11, 2002, 16,949 shares of Teleon's $.0001 par value common stock were issued to Kyle Kennedy under a consulting agreement which was valued at $15,254. The value was determined using the closing price of Teleon's stock as of June
11, 2002, the date the contract was entered into. The closing stock price on June 11, 2002 was $.90 per share. The consulting agreement was cancelled by the Company, the stock was redeemed and cancelled.

NOTE E - INCOME TAXES

Since its inception, Teleon has an accumulated loss of $1,461,386 for financial statements purposes through September 30, 2002 ($1,457,726 for income tax purposes), which can be used to offset future taxable income through 2016.

                               TELEON CORPORATION
                                FORMERLY TEL-ONE
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - INCOME TAXES (CONTINUED)

The potential tax benefit of this loss is estimated as follows:

                  Future tax benefit                          $         291,545
                  Valuation allowance                            (      291,545)
                                                              ------------------
                  Future tax benefit                          $               -
                                                              ==================

As of September 30, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

NOTE F - RELATED PARTY TRANSACTIONS

Other Transactions
------------------

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

The Company also leases office space in New York under one year non-cancelable operating leases expiring September 2002 at $2,861 per month including common area maintenance expenses and applicable sales tax. This lease was not renewed.

Future minimum lease payments required under these operating leases are as follows:

              Year ended December 31,                 Amount
              -----------------------              -----------
                 2002                              $    58,474
                 2003 and thereafter                     8,577
                                                   -----------
                                                   $    67,051
                                                   ===========

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

NOTE I - MATERIAL EVENTS (CONTINUED)

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

Results of Operations
---------------------

Revenues.  During  the  first  nine  months  of  the  year 2002 for period ended
September 30, 2002, we had total revenues to date of $454,750 compared to $163,156 for the nine months ended September 30, 2001. For the three months ending September 30, 2002 we had revenues of $73,644 compared to $155,819 for the three months ended September 30, 2001. The company began implementing its operations July 2001. As the company was not substantially in operations for the six months ended June 30, 2001 nine months comparisons should be viewed with this knowledge in mind.

Gross Margin. Gross Margin for the three month period ended September 30, 2002 and 2001 were $46,352 and $84,483 respectively. Gross Margin for the nine months ended September 30, 2002 was $167,523 compared to $89,470 for the nine months ended September 30, 2001. The company began implementing its operations July
2001. As the company was not substantially in operations for the six months ended June 30, 2001 nine months comparisons should be viewed with this knowledge in mind.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses for the three months ended September 30, 2002 were $352,854 compared to $227,998 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 the year to date SG&A expenses were $1,049,045 compared to $300,264 for the nine months ended September 30, 2001. The company began implementing its operations July 2001. As the company was not substantially in operations for the six months ended June 30, 2001 nine months comparisons should be viewed with this knowledge in mind.


Profitability. For the three months ended September 30, 2002 the company had a net loss of $306,482 compared to a net loss of $141,979 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 the company had a net loss of $881,492 compared to a net loss of $209,258 for the nine months ended September 30, 2001. The company began implementing its operations July 2001. As the company was not substantially in operations for the six months ended June 30, 2001 nine months comparisons should be viewed with this knowledge in mind.


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

It is managements belief and contention that revenue production for the first nine months of this calender year was dilatoriously affected by the negative press associated with the SEC complaint and action against the company. Many of the prospective clients or accounts from which the company expected revenue, either postponed their intended activity, or decided not to enter into business with the company as a result of the negative information they read or obtained about the firm. Additionally, in an effort to control and minimize the firm's operating cost, management of the company has been forced to implement employee layoffs. The layoffs have also contributed to diminished business activities.

With the SEC complaint resolved, management expects new business and revenue to increase, based on the firm's original business plan, once additional sufficient business working capital is raised.

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

The following selected financial data, as of the nine month period ended September 30, 2002, and of the three month period ended September 30, 2002 have been extracted from the financial statements of Teleon, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, Teleon's financial statements and accompanying notes.


                            SELECTED FINANCIAL DATA

                                                AS OF AND FOR THE
                                NINE MONTH PERIOD                THREE MONTH PERIOD
                                ENDED SEPTEMBER 30, 2002         ENDED SEPTEMBER 30, 2002
                          ---------------------------------------------------------------
INCOME  STATEMENT:
                                                     PERCENTAGE           PERCENTAGE
                                                     OF NET SALES         OF NET SALES
REVENUE                                         $  454,750      100%  $   73,644      100%
COST OF REVENUES                                $  287,227       63%  $   27,292        7%
GROSS PROFIT                                    $  167,523       37%  $   46,352       63%
OPERATING EXPENSES                              $1,049,045    (231%)  $  352,834   ( 479%)
LOSS BEFORE OTHER INCOME                        $ (881,522)   (194%)  $( 306,482)  ( 416%)
OTHER INCOME                                    $       30        -   $        -        -
NET LOSS                                        $ (881,492)  ( 194%)  $ (306,482)  ( 416%)

NET LOSS PER SHARE,
  BASIC AND FULLY DILUTED                       $(0.08)               $    (0.03)

BALANCE SHEET:
                                         SEPTEMBER 30, 2002

CURRENT ASSETS                          $            45,490
CURRENT LIABILITIES                     $           576,617
WORKING CAPITAL                         $          (527,036)
PROPERTY & EQUIPMENT                    $            20,655
TOTAL ASSETS                            $            71,085
STOCKHOLDERS' EQUITY                    $          (595,912)


Nine months and Three Months Ended September 30, 2002
-----------------------------------------------------

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

The initial news concerning the SEC complaint had a negative impact on marketing and sales activities resulting in much lower then anticipated sales revenue for the first nine months of the calender year 2002.

For the nine months and three months ended September 30, 2002, our Company incurred sales, general and administrative expenses of $1,049,045 and 352,834 respectively resulting from ongoing operations. The major components were principally salaries and benefits ($516,478) and (93,721) respectively, advertising ($7,528) and ($0) respectively, legal and professional fees ($345,717) and ($218,463) respectively, taxes and licenses ($36,656) and ($6,531) respectively, rent ($52,316) and ($6,206) respectively, insurance ($14,661) and ($1,276) respectively, and administrative expenses ($72,907) and ($25,094) respectively.

The company is expected to have a significant one time increase in legal expenses resulting from its efforts to defend itself in connection with the SEC Complaint. The amount of expense resulting from the defense has not yet been fully determined. The company expects the cost of its defense not to exceed $75,000 in this, or any other matter.

Significant  financial  highlights  follow.

During the three months ended September 30, 2002 we continued to incur unexpected difficulties in penetrating the market. The decline in revenues resulted from our inability to attract a sufficient number of new customers and retain prospective customers do to the negative press surrounding the company.

Liquidity  and  Capital  Resources
----------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.0001 par value common stockAs of September 30, 2002, we had 10,700,000 registered shares of our common stock that was issued and outstanding.

At September 30, 2002, we had a negative working capital of $531,127. The company endeavors to raise additional capital. It is uncertain that without the infusion of additional capital coupled with our present cash position, plus the expected collection of our accounts receivable, and future revenues, and the continued proceeds from TRI on the Centrex Contract rights agreement, our cash position would be adequate to fund our working capital requirements for the next nine months.

We currently do not have alternative sources of financing, including bank or private lending sources, or equity capital sources. There is no assurance that our efforts to raise capital or develop alternative sources of financing will succeed. Without this funding, the Company will be unable to move its business plan further.

Market For Company's Common Stock
---------------------------------

The common stock of our Company is currently traded on the NASDAQ OTC Pink Sheet market under the trading symbol of (TLOC).

At September 30, 2002 there was no common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, our Company's common stock.

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

In February, 2002 the Company was named in a trademark infringement suit relating to the name "Tel-One". The Company had filed its application for a federal trademark with the United States Patent and Trademark Office in December 27, 2000. The Company has reached a settlement in this matter.

On May 1, 2002, our Board of Directors voted to change our name from TEL-ONE, INC. to TELEON CORPORATION. On May 28, 2002, we filed with the Florida Secretary of State an amendment to our Articles of Incorporation reflecting the name change. As of Monday, June 17, 2002, Teleon, Inc., formerly Tel-One, Inc. began trading under the symbol "TLOC" and new CUSIP number 87945U 10 8.

On August 15, 2002 the Company filed Form RW effectively withdrawing and rescinding the Registration of 328,000 shares previously filed on Form S-8 for Kyle Kennedy.

On September 7, 2002, Lee Colvin tendered his resignation as Director to the Board of Directors.


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

          (a)  Exhibits  Filed.

                    None.

          (b)  Reports  on  Form  8-K.

The  Company  filed  the  following  Form  8-K  with the Securities and Exchange
Commission:

1) Current Report Form 8-K was filed on July 3, 2002, we announced the addition Robert Francis to its board of directors.


SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TELEON CORPORATION.

DATED:  NOVEMBER 19, 2002                /S/ W. KRIS BROWN
                                         ----------------------
                                         W. KRIS BROWN, PRESIDENT, AND
                                         CHIEF EXECUTIVE OFFICER